Form 10-K
period 1994-03-31
STOKELY USA INC
filed 1994-08-01
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               Commission File Number
March 31, 1994                          No. 0-13943


                             STOKELY USA, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          WISCONSIN                               39-0513230
- -------------------------------        ---------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
- --------------------------------------------------
(Address of principal executive office)

Registrant's telephone number, including area code: (414) 569-1800
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.05 par value
                       ----------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                             -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X
                            -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 1994: $85,327,611

                       Common Stock, $.05 par value


Number of shares of Common Stock, $.05 par value, outstanding as of June 15, 1994 - 8,324,645

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement to be dated July 18, 1994 (Part
III).

Page No. 2 of  91  pages
              ----
Exhibit index located on pages 58-61

                                  Part I
                                  ------
ITEM 1.  BUSINESS
- -----------------
(a)  General Development of Business
     -------------------------------

Stokely USA, Inc. (herein referred to as "Stokely" or the "Company") was established and incorporated in Wisconsin in 1920. The Company is engaged principally in the business of processing, marketing and selling a broad range of vegetables, fruits and tomato products under the nationally recognized "Stokely Finest" and other brand labels; under customer private labels; and to food service and industrial customers.

The Company reported a net loss of $2,215,000 in 1994, compared to a net loss of $31,127,000 in 1993. This improvement was achieved primarily through improved market pricing conditions in 1994, combined with reduced operating costs resulting primarily from staff reductions and consolidation of production at larger, more efficient facilities.

In addition, in 1993, the Company recorded a one-time, noncash charge of $14,675,000 ($21,145,000 pretax) which related to the write-down of seven plants to be sold, closed or downsized and the associated costs of the downsizing. The Company believes that this restructuring, which is expected to be completed in 1995, will eliminate marginally profitable sales, reduce operating overhead and reduce debt requirements. The 1993 loss was attributable to the Company's adoption of SFAS 106 "Employers Accounting for Post-Retirement Benefits Other than Pensions," which establishes certain accounting standards for employers' accounting for post-retirement health care benefits. By adopting SFAS 106, the Company accrued an amount for future post-retirement health care benefits equal to $1,650,000 ($2,500,000 pre-tax)

(b)  Financial Information about Industry Segments
     ---------------------------------------------

Stokely's business is conducted in one industry segment: the processing, marketing and selling of vegetables, fruits and tomato products. The following table sets forth the approximate percentage of net sales contributed by each of Stokely's principal raw product groups.

                              1994          1993         1992
                              ----          ----         ----
Corn                          35.8%         35.4%        33.2%
Beans                         17.4          16.2         16.2
Peas                          13.0          13.4         15.2
Fruits                          .8           1.5          2.7
Tomato Products                1.7           4.4          5.2
Beets                          3.0           2.7          3.2
Carrots                        4.8           4.9          4.8
Asparagus                      2.1           2.8          2.9
Mixed Vegetables               5.6           2.3          3.2
Other                         15.8          16.4         13.4
                             ------        ------       ------
Total                        100.0%        100.0%       100.0%

(c)  Narrative Description of Business
     ---------------------------------

Stokely processes, markets and sells a broad range of vegetables, fruits and tomato products under the nationally recognized "Stokely's Finest" label and other brand labels; under customer private labels; and to food service and industrial customers. Stokely's retail sales are made to major national and regional supermarket chains, to wholesale distributors and to military commissaries. Food service and industrial sales are made to restaurants, distributors and other food companies.

The wide consumer awareness of the "Stokely's Finest" brand name as a premium quality product is viewed by the Company as a significant aspect of its business. In addition, the breadth and mix of its product lines and the fact that its products include both basic and specialty vegetables and high and low price items, enable Stokely to appeal to many different consumer markets.

The following table shows the sales and percentage of total sales, contributed by the Company's brand label, private label and food service/institutional market groups for each of the last three fiscal years.

                           Sales by Market Group
                           (dollars in millions)

                               1994              1993            1992
                          Sales   Percent   Sales  Percent  Sales  Percent
Brand Label              $ 49.4    19.3%   $  60.9  21.6%   $ 75.8   27.0%
Private Label              94.9    37.1      110.5  39.3     101.3   36.1
Food-service/Industrial   111.8    43.6      110.0  39.1     103.3   36.9
                         ------    ----     ------  ----    ------   ----

Total                    $256.1    100%     $281.4  100%    $280.4   100%
                         ======    ====     ======  ====    ======   ====

Products under Stokely's brand labels are marketed through independent food brokers who sell on a commission basis and provide local marketing and service to their distributors. Of the 19% of sales under Stokely's brand labels, approximately 16% are under its major label, "Stokely's Finest," and approximately 3% are under other regional brand labels.

Private label sales involve sales to major supermarket chains and other food distributors of products who market under their own labels. These sales are made through the Company's wholly-owned subsidiary, Oconomowoc Canning Company, Inc. ("OCC"). Most private label sales are made through commissioned brokerage representatives.

Food-service/industrial sales involve sales, generally in larger containers, directly to or through food-service distributors, to purchasers of food products such as the United States government, fast-food chains, restaurants and hospitals. Sales of frozen products to food-service/industrial customers are primarily to other food processors for repackaging.

For the fiscal year ended March 31, 1994, no single customer accounted for more than 10% of Stokely's sales.

Stokely supports its marketing efforts with regional media advertising programs, including radio and television commercials, coupon circulation, newspaper and magazine advertisements, in addition to strong emphasis on in-store point-of-sale promotions.


Raw Products and Processing
- ---------------------------

Stokely acquires its raw agricultural products for processing from selected growing areas in close proximity to each producing plant. This is important since most products are "fresh-packed" within hours of harvest. Most raw agricultural production is contracted before the growing season with farmers who agree to plant and cultivate the crops. The price of the crops is negotiated before the growing season as part of the contract.
This method of securing raw product has been satisfactory to the Company and growers. Stokely has not experienced difficulty in obtaining sufficient quantities of raw agricultural products to meet production demands.

Stokely is intimately involved in all phases of crop production. Stokely provides the varieties of seed, conducts periodic inspections of crops during the growing cycle and performs the actual harvesting for the growers. In addition, Stokely continually instructs the growers on when to plant and how to grow its raw products. Approximately one-third of the land on which Stokely's products are grown is irrigated, which, along with the wide diversification of Stokely-supervised acreage throughout the Midwest, and the Pacific Northwest, helps to minimize the risks posed by unfavorable growing conditions.

Stokely purchases its can requirements from several can suppliers. Payment for the cans is deferred as is customary in the industry. Stokely has good working relationships with its can vendors and has not experienced any difficulty in obtaining adequate supplies of cans for production.

Trademarks
- ----------

"Stokely's Finest" is a registered United States trademark and is of material importance to the Company since approximately 19% of sales are attributable to products bearing this trademark. Stokely's ability to compete in all segments of the market depends upon having a nationally recognized trademark. "Singles," "Newport," "School Days," "Chef's Best," "Hart," "Our Favorite," "Shellie," "Teenie Weenie" and "Meeter's" are also registered United States trademarks and, while important, are not as significant to the Company's business as "Stokely's Finest." If continuously used (and registered), United States trademarks may be held exclusively by the owner for an indefinite period. With the exception of the "Meeter's" and "Singles" labels, all the foregoing trademarks have been continuously used by Stokely.


Competition
- -----------

All Stokely products compete with those of national and major regional food processors under highly competitive conditions. The largest of these competitors is Del Monte. The principal factors of competition in the industry are product quality, availability of a broad line of products and price. An additional competitive factor is consumer demand for Company products as developed in advertising, sales promotion and maintenance of retail shelf space. Stokely believes its products are competitive with similar products of other food processors.


Industry Trends
- ---------------

Sales of canned and frozen vegetables and fruit products represent an approximately $18 billion per year industry in the United States. Sales of frozen vegetables (excluding potato products) now represent approximately 40% of total processed vegetable sales. A poor growing season during 1994 reduced inventory levels industry-wide, resulting in improved market pricing and profitability. In general, consumption on canned vegetables has been flat while consumption of frozen vegetables has shown slight increases in recent years.

Regulations
- -----------

The disposal of solid and liquid waste material resulting from the preparation and processing of foods is subject to various federal, state and local laws and regulations relating to the protection of the environment. While Stokely cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, Stokely believes the waste disposal systems which are now in operation or which are being constructed and designed for Stokely are sufficient to comply with all currently applicable environmental laws and regulations. Expenditures for facilities related to protection of the environment are made pursuant to Stokely's capital budget and have not had, nor are they expected to have, a material effect on the earnings of Stokely.

Stokely is subject to regulation by the Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency and various state agencies with respect to the production, packaging, labeling and distribution of its food products, and believes it is in material compliance with all applicable rules and regulations of such federal and state agencies.


Employees
- ---------

Stokely recognizes the importance of each employee to financial success, and accordingly strives to maintain excellent employee relations. At peak employment periods during the processing season, the Company employs approximately 5,000 employees, of which approximately 4,900 are engaged in harvesting and processing and the balance in management, sales and administration. Approximately 50% of Stokely's regular hourly and some seasonal employees belong to labor unions. Stokely's eight union contracts are generally three years in length and provide for wage increases ranging from 1% to 5.5% during fiscal 1995. During fiscal 1995, two union contracts will expire on December 31, 1994 and March 31, 1995.


                 Employment Summary During Peak Processing
                 -----------------------------------------

                 Management, sales & administration     100
                 Full-time, year round production       700
                 Seasonal and part-time production    4,200
                                                      -----
                 Total peak production employment     5,000
                                                      =====

d)   Foreign Operations
     ------------------

The Company has no foreign production facilities; however, export sales constituted 7.4% of total Company sales in fiscal 1994.

ITEM 2.  PROPERTIES
- -------------------
Stokely's facilities are briefly described below:


                    Square
Location            Footage   Products Processed
- --------            -------   ------------------
Ackley, IA          199,000   Whole Kernel Corn; Bagged and
                              Canned Dry Pack Beans
Appleton, WI <F1>   121,000   Peas; Canned and Glass-packed
                              Beets; Potatoes; Carrots
DeForest, WI        450,000   Warehouse and Distribution Center;
                              Field Department Office; ANC
                              Express, Inc.
Cobb, WI             65,000   Warehouse
Grandview, WA        86,000   Frozen Sugar Snap Peas; Corn;
                              Asparagus
Green Bay, WI        76,000   Frozen Peas; Whole Kernel Corn;
                              Green Beans; Carrots
Hoopeston, IL       240,000   Asparagus; Golden Whole Kernel
                              Corn; Lima Beans; Pumpkin
Jefferson, WI <F1>   28,000   Frozen Vegetables repackaging
Merrill, WI          56,000   Green; Wax and Shellie Beans
Pickett, WI         145,000   Peas; Whole Kernel Corn
Poynette, WI        345,000   Green and Wax Beans; Sauerkraut,
                              Shellie Beans and Distribution
                              Center
Scottville, MI      238,000   Green Beans
Sun Prairie, WI     108,000   Peas; Peas and Carrots; Golden and
                              White Whole Kernel Corn; Lima
                              Beans; Succotash; Mixed Veg; Beets
Walla Walla, WA     199,000   Frozen Asparagus; Peas; Zucchini;
                              Carrots; Lima Beans; Onions; Squash
Waunakee, WI        181,000   Peas; Peas and Carrots; Whole
                              Kernel Corn; Beets; Carrots;
                              Potatoes; Mixed Vegetables
Wells, MN           103,000   Peas and Cream Style Corn
                  ---------
                  2,640,000
Oconomowoc, WI       52,000   General Office
                  ---------
                  2,692,000
                  =========


[FN]
<F1>  Facility was closed during 1994 as part of the Company's restructuring plan and is being held for sale.

All of the facilities and related real estate are owned by Stokely, subject to mortgages and collateral assignments under loan agreements with Stokely's lenders. See Note F, to Notes to Consolidated Financial Statements for the year ended March 31, 1994, presented in Item 8 of this annual report. Stokely's facilities operate at or near capacity during the processing season. Except for the Poynette sauerkraut, and Ackley plants, which run year-round, and the general office facility in Oconomowoc, Stokely utilizes its facilities principally from June through November, as is customary in the food processing industry. Certain distribution and repackaging facilities also operate year-round. Stokely believes these facilities are adequate for current processing needs and with the ongoing capital improvement program to increase capacity and modernize facilities, will be able to meet presently anticipated future needs. Stokely believes all of its plants are in good condition and cost efficient.


ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

There are no material legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                     Executive Officers of the Company
                     ---------------------------------

The following is a list of Stokely's officers, their ages and their positions and office at June 15, 1994.

Name                     Age  Office and Business Experience
- ----                     ---  ------------------------------

Frank J. Pelisek         63   Chairman of the Board since 1992; Chief
                              Executive Officer June 1992-93; Director since 1983; Partner, Michael Best and
                              Friedrich (legal counsel to Stokely) since
                              1965.

Stephen W. Theobald      48   Vice Chairman and Treasurer since
                              June 1992; director since 1980;
                              Vice President Administration since
                              1985 when he joined Stokely.

Vernon L. Wiersma        44   Chief Executive Officer since August 1993;
                              President since June 1992; Executive Vice
                              President from 1985-92; Director since 1982;
                              Vice President Stokely Operations 1983-
                              85; Controller 1975-83; joined Stokely in
                              1973.

Robert M. Brill          46   Vice President, General Counsel and
                              Secretary since 1990; Vice
                              President and General Counsel since
                              1989; Senior Partner, Brill and
                              Eustice, 1986-89; joined Stokely in
                              1989.

Robert Cook              43   Vice President, Operations since
                              1990; Director of Operations since
                              1989; joined Stokely in 1985.

Eddie W. Foster          56   Vice President, National Sales
                              Manager since 1991; President,
                              Merchandise Warehouse, Inc. 1990-
                              91; President LVS Food Distributors
                              1989-90; Vice President of
                              Marketing and Sales Stokely USA,
                              Inc. 1983-89.

Robert J. Lenz           54   Vice President, Technical Services
                              since 1980; joined Stokely in 1966.

Michael A. Wilkes        39   Vice President Human Resource and
                              Development since August 1993; Director Total
                              Quality Management 1991-93; Manager,
                              Management and Organization Development 1983-
                              91; joined Stokely in 1991.

Kenneth C. Murray        36   Vice President, Canned Sales and
                              Marketing since 1992.  Director of
                              Marketing and Business Development
                              since 1990 when he joined Stokely.

Russell J. Trunk         53   Senior Vice President, Operations
                              since 1992; General Manager
                              Texas/Mexico Operations from 1991-
                              92; joined Stokely in 1991.

Leslie J. Wilson         50   Vice President, Finance and Chief
                              Financial and Accounting Officer
                              since June 1992; Vice President and
                              General Manager, Packaging
                              Specialties, Inc. 1990-92; Vice
                              President Finance and
                              Administration, Duetz-Allis Credit
                              1976-90; joined Stokely in 1992.


Family Relationships
- --------------------

There are no family relationships among the officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. All officers hold office for one year and until their successors shall have been duly elected and qualified.

                                  PART II
                                  -------


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS
          -----------------------

(a)  Market Information
     ------------------

Stokely common stock is traded on the NASDAQ National Market System. The market symbol is STKY. Bank One, Indianapolis, NA, Bank One Center, 111 Monument Circle - Suite 1611, Indianapolis, Indiana 46277 serves as transfer agent. The following table sets forth the range of high and low sales price for the common stock for the periods indicated as reported on the NASDAQ National Market System for the periods indicated. Quotations represent the price between dealers and do not reflect retail markups, markdowns or commissions.



                    Quarterly Common Stock Price Range
                    ----------------------------------
                            (dollars per share)

                                 Market Price
                               High         Low
1994                           ----         ---

First Quarter                 10 1/8       5 3/4
Second Quarter                 9 3/4       7 3/4
Third Quarter                  9 5/8       7 3/4
Fourth Quarter                 8 3/4       7

1993

First Quarter                  9           5 1/4
Second Quarter                 7 1/2       6 1/8
Third Quarter                  8 3/4       6 1/8
Fourth Quarter                11 3/8       6 5/8



(b)  Holders
     -------

At June 15, 1994, there were 1,158 holders of record of the shares of common stock.

(c)  Dividends
     ---------

The Company's long-term debt agreements contain certain conditions and provisions which restrict the Company's payment of dividends. At March 31, 1994, all of the retained earnings are restricted as to the payment of cash dividends.

For information regarding restriction of the payment of cash dividends, see Note F to Notes to Consolidated Financial Statements for the year ended March 31, 1994, in Item 8 of this annual report.


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------
(Dollars in thousands except per share data)


                                               Years Ended March 31,
SUMMARY OF OPERATIONS           1994       1993        1992        1991       1990
Net Sales                    $256,145    $281,382    $280,368    $257,520   $271,963
Other Income                    4,691       2,145         676       1,090       (436)
                             --------    --------    --------    --------   ---------
 Total net revenues           260,836     283,527     281,044     258,610    271,527

Cost of product sold          216,392     249,982     238,804     204,922    193,454
Selling, general and
 administrative expenses       36,476      42,139      48,481      40,902     44,461
Nonrecurring charge                        21,145 <F3>
                              --------    --------    --------    -------    --------
Operating earnings(loss)        7,968     (29,739)     (6,241)     12,786     33,612

Interest expense               12,710      12,721       8,592       7,082      4,721
                              --------    --------    --------    --------   --------
Earnings (loss) before
 income taxes and cumulative
 effect of change in
 accounting principle          (4,742)    (42,460)    (14,833)      5,704     28,891
Income taxes (credit)          (2,527)    (12,983)     (4,931)      1,888     11,156
                              --------    --------    --------     -------   --------
Earnings (loss) before
 cumulative effect of
 change in accounting
 principle                     (2,215)    (29,477)     (9,902)      3,816     17,735
Cumulative effect of change
 in method of accounting
 postretirement benefits(net
 of income taxes of $850)                  (1,650)
                             ---------   ---------   ---------    -------     -------
Net earnings (loss)          $ (2,215)   $(31,127)   $ (9,902)    $ 3,816     $17,735
                             =========   =========   =========    =======     =======
COMMON STOCK DATA

Net earnings (loss)
 per share                     $(0.27)     $(3.75)<F2> $ (1.19)   $   .46    $  2.15
Dividends per share                                       0.20       0.20       0.26<F1>
Stockholders' equity
 per share                       3.92        4.18         7.93       9.33       9.07
Average shares out-
 standing (thousands)           8,320       8,302        8,288      8,287      8,260
Shares outstanding at
 year-end (thousands)           8,325       8,316        8,291      8,282      8,279

<F1> Includes $0.10 per share special dividend.
<F2> Includes $0.20 per share loss due to post-retirement benefits accounting method change.
     See Note E to Notes to Consolidated Financial Statements.
<F3> See Note B to Notes to Consolidated Financial Statements.



ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
- --------------------------------------------


                              1994        1993        1992        1991        1990
BALANCE SHEET AND FINANCIAL DATA

March 31,

Working capital            $ 42,071    $ 40,626    $ 80,064    $ 84,584    $ 70,631
Current ratio                  2.03        1.38        2.39        2.60        3.20
Property, plant and
 equipment (net)             67,356      68,419      90,794      72,078      64,620
Total assets                158,535     232,843     233,737     213,067     169,892
Long-term debt               80,438 <F4> 82,854 <F4> 96,466      70,604      50,603
Stockholders' equity         32,640      34,777      65,761      77,266      75,100


Years ended March 31,

Capital expenditures (net)    5,174      12,871      21,713      18,033      15,927
Depreciation                  7,230       9,286       8,461       6,835       5,099
Cash dividends declared                               1,658       1,658       2,150

<F4>  See Note F to Notes to Consolidated Financial Statements.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

The information provided below with respect to financial condition and results of operations is intended to assist in understanding the Company's operations and condition as set forth in the Consolidated Financial Statements.

During the fourth quarter of 1994, the Company changed its method of valuing inventories from the last-in, first-out (LIFO) method to the average cost method. In accordance with Generally Accepted Accounting Principles, the prior year financial statements have been retroactively adjusted to reflect this change. See Note C to Financial Statements.


FINANCIAL CONDITION
Working Capital
- ---------------

Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 1994, 1993 and 1992 were as follows:

                                    1994       1993        1992
- ----------------------------------------------------------------
Working capital (in thousands)    $42,071    $40,626     $80,064
Current ratio                        2.03       1.38        2.39


In 1994 major improvements were made in the Company's working capital and current asset position. Working capital improved $1,445,000 to $42,071,000 and the ratio of current assets over current liabilities improved from 1.38 to 2.03. These improvements were the result of a combination of factors, including a decrease in accounts receivable, inventory reduction programs designed to reduce short-term debt and the favorable resolution of technical defaults of financial covenants of certain Industrial Revenue Development Bonds classified as short-term debt in 1993. Accounts receivable decreased $20,983,000 from $41,515,000 at March 31, 1993 due primarily to lower fourth quarter sales caused by inventory shortages at March 31, 1994.

Inventory levels at March 31, 1993, were unusually high due to two consecutive years of highly favorable growing conditions. The Company's aggressive inventory reduction programs in the first fiscal quarter of 1994 combined with the elimination of certain product lines and the adverse growing and harvesting conditions during 1994 reduced inventories by $45,335,000 to $55,256,000 at March 31, 1994 from $100,591,000 at March 31,
1993.

During 1993, certain long-term Industrial Revenue Development Bond issues were classified as current liabilities because the Company was in technical default of certain financial ratio covenants. This resulted in a decrease in working capital from 1992 to 1993. During 1994, financial covenants in all affected issues except a $1,400,000 Paulding, Ohio bond were amended by the bondholders, such that the Company was again in compliance. Accordingly, the amended bonds were again classified as long-term debt at March 31, 1994, resulting in an increase in working capital of $26,195,000.

Current assets declined $65,848,000 to $82,933,000 at March 31, 1994 from $148,781,000 at March 31, 1993, facilitating a reduction in notes payable of $31,266,000, (including the reduction of $18,000,000 in notes payable classified as long-term debt) and accounts payable by $25,292,000 in fiscal 1994. Overall current liabilities decreased $67,293,000 to $40,862,000 at March 31, 1994 from $108,155,000 at March 31, 1992.


Assets
- ------

Total assets decreased by $74,308,000 to $158,535,000 at March 31, 1994 from $232,843,000 at March 31, 1994, primarily as a result of reduction in current assets discussed in the preceding review of working capital, combined with a $6,941,000 reduction in net property, including property held for disposition. Property held for disposition was reduced by the sale of various plants during 1994 as a part of the restructuring of the Company.


Cash Flows from Operating Activities
- ------------------------------------

During 1994, the Company realized significant improvements in cash flow from operating activities, using these proceeds primarily to reduce short term debt, including accounts payable. Net cash provided by operations improved $36,624,000 in 1994 from $1,443,000 provided in 1993. The increase in cash provided by operations is attributable in part to an improvement of $13,320,000 in cash generated from net earnings in 1994. Earnings provided cash of $6,050,000 in 1994, compared to a use of cash of $7,270,000 in 1993. Additionally, cash provided by changes in operating assets and liabilities increased $23,305,000 primarily from the benefits of inventory and accounts receivable reductions of $45,335,000 and $20,983,000 respectively, offset in part by a reduction in accounts payable of $25,292,000.

Cash Flows from Investing Activities
- ------------------------------------

Net cash provided by (used in) investing activities in 1994, 1993 and 1992 were $3,793,000; ($7,278,000); and ($33,531,000), respectively. Purchase of property, plant and equipment was $5,174,000; $12,871,000; and $21,713,000 in
1994, 1993 and 1992, respectively.

Capital expenditures in 1994, financed through short-term debt, were focused on improved plant efficiency and on-going compliance with environmental regulations. Expenditures in 1994 included capacity consolidation and operation efficiency projects at the Pickett, Wisconsin and Waunakee, Wisconsin facilities, and improvements to a wastewater disposal system in Walla Walla, Washington. These capital expenditures were financed through cash flow from operations. There were also capital expenditures to complete the reconstruction of the Hoopeston, Illinois facility that was damaged by fire in 1993, which were financed with insurance proceeds.

Capital expenditures in 1993 included expansion of corn capacity at the Wells, Minnesota, facility, wastewater disposal systems at the Paulding, Ohio, and Scottville, Michigan, facilities and completion of the corporate offices in Oconomowoc, Wisconsin. The capital expenditures were financed through short-term debt. Capital expenditures were also made to begin rebuilding the Hoopeston, Illinois, facility that was damaged by fire. These expenditures were financed by insurance proceeds. In 1992 the Company acquired the assets of Americana Packing and Distribution (APD) of McAllen, Texas for $9,260,000.


Cash Flows from Financing Activities
- ------------------------------------

The following table sets forth the Company's capitalization for the past three years:
                                      (Dollars in Thousands)

                               1994            1993              1992
                          Amount    %      Amount    %       Amount    %

Current maturities on
 long-term debt          $ 3,868   3.2    $ 2,259   1.5     $2,138   1.2

Long-term debt classi-
 fied as a current
 liability                                 26,195  17.1

Long-term debt            80,438  66.2     82,854  54.1     96,466  55.3
                        --------  ----   --------  ----    -------  ----
Total long-term debt      84,306  69.4    111,308  72.7     98,604  56.5

Other liabilities          4,595   3.8      7,057   4.6     10,219   5.9

Stockholders' equity      32,640  26.8     34,777  22.7     65,761  37.6
                        --------  ----   --------  ----   --------  ----
Total capitalization    $121,541  100%   $153,142  100%   $174,584  100%

The Company has a multi-year revolving credit facility with various lenders. At March 31, 1994, the Company had $34,992,000 of borrowings under the facility of which $17,000,000 was classified as long-term and $17,992,000 was classified as short-term as it is expected to be repaid within the next year. At March 31, 1993, the Company had $66,258,000 of borrowings under the facility, of which $35,000,000 was classified as long-term and $31,258,000 was classified as short-term. During 1994 the Company decreased short-term borrowings by $31,266,000 through planned cash flow improvements from the reduction in accounts receivable and inventories.

In 1993, $26,195,000 of the Company's Industrial Revenue Development Bonds were classified as short-term due to the Company being in technical default of certain financial ratio covenants. Amendments to these financial covenants were approved by the bondholders in 1994 and the related bond issues have been reclassified at March 31, 1994 as long-term debt. Additional information on the rate and maturity of long-term debt is discussed in Note F of Notes to the Consolidated Financial Statements.

In 1992 the Company issued new long-term debt consisting of a $20,000,000 private placement and a $3,000,000 Industrial Revenue Bond. In 1992 $20,000,000 of commercial paper borrowings were classified as long-term debt.


Liquidity and Capital Resources
- -------------------------------

Due to the seasonal production nature of the canned and frozen vegetable processing business, the Company must maintain substantial inventories of processed vegetables throughout the year. These inventories are generally financed through seasonal borrowings. The maximum borrowed for such purposes in 1994 was $68,872,000 as compared to $97,495,000 in 1993 and $87,975,000 in
1992. The decrease of approximately $29,000,0000 in maximum seasonal borrowings from 1993 to 1994 was due primarily to the Company's initiatives to lower inventory levels and lower operating costs. Improved operating results and reduced inventories in 1994 have expanded the credit availability under the existing financing facility. The increase in maximum seasonal borrowings from 1992 to 1993 was due to capital expenditures for property, plant and equipment and higher inventories.

The Company maintains a long-term seasonal borrowing facility with a commercial lender and various banks which provides borrowings up to $100,000,000 as revolving credit loans maturing on May 31, 1995. The Company believes that the facility is adequate to meet the Company's needs. The maximum borrowings projected under the facility for fiscal 1995 are less than $60,000,000. Completion of the Company's planned restructuring is expected to further reduce the Company's borrowing needs in fiscal 1995 due to the sale of idle property, plant and equipment and related inventory reductions. A detailed discussion of the Company's debt facilities is in Note F to Notes to Consolidated Financial Statements.

Profitability
- -------------

Operating results improved significantly during fiscal 1994. The Company concluded the year with fourth quarter net earnings of $2,826,000 following modestly profitable second and third quarters of $118,000 and $226,000, respectively, but contrasted by a first quarter loss of $5,385,000.

The first quarter loss was due primarily to severely depressed market pricing caused by industry-wide excess inventory levels. Gradual market price increases were seen in the second and third quarters as industry inventory levels declined due to sharply lower production. The impact of planned reductions in planted acreage on production volume was amplified by adverse growing and harvesting conditions.

In addition the Company's cost and expense reduction programs began to have a greater impact as the year progressed. The sale or closing of various plants identified in the restructure plan reduced fixed manufacturing expenses while staff reductions affecting most all other areas of the Company reduced general and administrative expenses. The increasing impact of cost reduction programs and the upward trend in selling prices is evident in the improvement in gross margin (sales less cost of goods sold) by quarter. Gross margin increased from less than 10% in the first quarter to 12% in the second, 17% in the third and 23% in the fourth. Cost and expense reductions are expected to continue to improve the cost structure of the Company in 1995.

The improved second quarter net income of $118,000 compared to the first quarter loss of $5,385,000 also was attributable to the recognition of other income of $3,644,000, net of taxes, relating to the property loss insurance recovery from the fire damage at the Hoopeston, Illinois plant. By contrast, the third quarter net income of $226,000 was adversely affected by a non-recurring pre-tax charge of $2,050,000 ($1,107,000 after tax) for settlement of a product liability claim against the Company's D&K Frozen Food subsidiary, which pre-dates the acquisition of D&K.

The fourth quarter net income of $2,826,000 results from reductions in cost combined with improved market pricing due to reduced industry-wide inventory levels strengthening pricing and improving gross margins to 23%.

Sales of $256,145,000 for 1994 declined $25,237,000 due to lower production levels and the elimination of certain unprofitable product lines. However, gross margins for the entire year ended March 31, 1994 improved 4.3 percentage points to 15.5%, despite record low pricing in the first quarter. Selling, general and administrative expenses decreased $7,713,000 to $34,426,000 at March 31, 1994, excluding the $2,050,000 product liability settlement, from $42,139,000 at March 31, 1993, reflecting reduced sales promotions, due to limited product availability and improved pricing, and administrative expense reductions.

Pre-tax operating results for 1994 improved $16,573,000 to a loss of $4,742,000. This compares to a loss of $21,315,000 excluding the non-recurring charge of $21,145,000 for restructuring in 1993.

The progress made during 1994 toward completion of the restructuring plan resulted in significant reduction in inventories and a $40,268,000 reduction in total debt. Because much of this reduction in debt occurred in the latter part of 1994, the resulting interest expense reduction benefit is not expected to be realized until 1995. Management believes that upon completion of the restructuring plan in 1995, the Company will have improved it's strategic focus and reduced operating costs and interest expense in a way that will facilitate consistently profitable operations.

During 1993, a two year pattern of declining prices continued, reducing earnings substantially from 1992. In addition, a nonrecurring restructuring charge, higher interest expenses, and a one-time charge for a change in accounting for Postretirement Benefits further increased the 1993 net loss compared to 1992.

RESULTS OF OPERATIONS
Net Sales
- ---------

Net sales in 1994 were $256,145,000, an overall decrease of $25,237,000 from 1993 net sales of $281,382,000. Limited supplies of available canned finished goods inventory caused by a poor growing season was the primary reason for a 13.9% reduction in revenues or $38,993,000. This volume shortfall was partially offset by a 4.9% improvement in pricing or $13,756,000, as a result of a recovery in the last half of the year in market pricing conditions caused by reduced inventory levels industry-wide.

Net sales in 1993 increased to $281,382,000 from $280,368,000 in 1992, an increase of .4%. An increase of 4.8% in sales volume was offset by a 4.4% decline in prices due to unusually high industry-wide inventory levels.


Other Income
- ------------

Other income of $4,691,000 in 1994 includes income of $4,118,000 resulting from insurance claim proceeds related to reconstruction costs at the fire damaged Hoopeston, Illinois facility. This insurance claim is further discussed in Note L to the Financial Statements.

Other income of $2,145,000 in 1993 includes revenue of $1,635,000 relating to costs recovered from an insurance claim for business interruption due to the fire at the Hoopeston, Illinois facility. That revenue represents recovery of lost margin due to a shortage of finished goods normally produced at that plant and recovery of other related costs incurred as a result of the fire.


Cost of Products Sold
- ---------------------

Cost of products sold as a percentage of net sales declined to 84.5% in 1994, compared to 88.8% in 1993 and 85.2% in 1992. Cost of products sold as a percentage of net sales decreased in 1994 from 1993 primarily because of improvements in average selling prices during the third and fourth quarters of 1994, offset in part by higher average per unit fixed manufacturing costs due to lower production volumes associated with the adverse growing and harvesting conditions of 1994. Average variable manufacturing costs remained relatively flat in 1994 compared to 1993 despite difficult production conditions caused by the adverse 1994 growing season. The increase in cost of sales as a percent of sales in 1993 as compared to 1992 was due primarily to lower selling prices and an increase in frozen product sales, which carry a lower margin, as a percentage of total sales.

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses as a percentage of net sales declined to 14.2% in 1994, compared to 15.0% in 1993, and 17.3% in 1992. In 1994 the Company incurred a non-recurring charge of $2,050,000 relating to the settlement of a product liability claim discussed earlier. Total selling, general and administrative expenses decreased $7,713,000, excluding the product liability claim, in 1994 compared to 1993. This decrease was in part due to the decrease in sales promotions of $3,900,000 related primarily to canned brand sales in 1994. Other administrative expenses were reduced $3,813,000 in 1994 due to cost reduction and other expense control programs instituted by the Company.


Restructure Program
- -------------------

In 1993 the Company faced continuing depressed market conditions caused by oversupply and excess capacity. In response to these conditions the Company identified restructuring measures designed to return the Company to profitability by focusing on the Company's core competencies of Midwest and Northwest vegetable processing. The restructuring initiatives included consolidating production at larger, more efficient facilities, eliminating marginally profitable product lines, reducing operating overhead and lowering interest expense through debt reduction. As a result the Company recorded in 1993 a one-time, noncash charge of $21,145,000 relating to the writedown of seven processing plants to be sold, closed or downsized and the costs associated with disposing of them.

During fiscal year 1994, the Company completed the major portion of it's restructure plan with the sale of four processing facilities and the closing of two other facilities.

Canning plants in Hart, Michigan, processing fruit products; and Paulding, Ohio, processing tomato products, were sold. In addition, frozen southern vegetable processing plants in McAllen, Texas and Monterrey, Mexico were sold. A root crop canning plant in Appleton, Wisconsin was closed and the needed capacity was consolidated with the existing Waunakee, Wisconsin plant. A re-pack freezing plant in Jefferson, Wisconsin was also closed as part of the plan to exit the retail frozen and branded food service frozen vegetable business. These closed plants are expected to be sold. The closing of the corn processing facilities in the Hoopeston, Illinois canning plant was deferred until completion of the 1995 production season because of the short-term need to replenish the Company's corn inventory levels depleted by last year's severe growing and harvesting conditions in the Company's Midwest growing areas. Canning of pumpkin products will continue at the Hoopeston plant. The restructured frozen vegetable business, consisting of facilities in Grandview and Walla Walla, Washington and Green Bay, Wisconsin will continue to be operated as an integral part of the Company's on-going operations.

Proceeds from the sale of idle plants and equipment exceeded the carrying value of the facilities. However, the excess proceeds offset costs incurred in disposing of related inventories and other costs associated with discontinued product lines. The proceeds from the sale of plants and liquidation of discontinued inventories was used to pay down short-term and long-term debt.

At March 31, 1994, the Company had remaining restructure reserves aggregating $7.2 million for the disposal of plant facilities and related inventories. Based on the Company's current review and evaluation, these reserves are considered adequate to complete the restructure plan in fiscal 1995, without a significant cash outlay.


Interest Expense
- ----------------

Interest expense totalled $12,710,000 in 1994, $12,721,000 in 1993 and
$8,592,000 in 1992. Interest expense remained flat in 1994 despite a reduction in average short-term debt because of an increase in short-term interest rates and higher financing expenses resulting from the August 1992 refinancing agreement, as amended in June 1993. Prior to August 1992, the Company was able to borrow at or below prime rate via revolving debt and commercial paper. Higher than normal inventory levels in 1993 were carried into 1994, resulting in higher borrowing levels early in 1994. Inventory levels declined substantially during 1994, which had a favorable effect on interest expense during the fourth quarter of 1994.


Income Taxes
- ------------

The effective tax rates were 53.3%, 30.6% and 33.2% for 1994, 1993, and 1992, respectively. The effective tax rate was higher in 1994, because of additional tax credit carrybacks and adjustment to prior year accruals. See Note G, to Notes to the Consolidated Financial Statements.

Effective April 1, 1993, the Company adopted SFAS 109. This statement requires the recognition of the tax consequences in future years of events which have been recognized in the financial statements. There was no material cumulative effect of adoption of SFAS 109 on the financial position or results of operations of the Company.


Cumulative Effect of Change in Method of Accounting for Post-retirement
Benefits
- --------

In 1993 the Company adopted Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The Company elected to recognize as expense during 1993 the entire accumulated post-retirement benefit obligation (transition obligation) aggregating $1,650,000, net of related tax benefits as of April 1, 1992.

Net Loss
- --------

The net loss for 1994 was $2,215,000 or $.27 per share, compared to $31,127,000 or $3.75 per share in 1993 and $9,902,000 or $1.19 per share in
1992. The 1994 loss was an improvement from the prior two years as a result of lower operating costs due to the Company's restructuring plan, combined with improved market prices in both the canned and frozen business segments. The 1993 loss included a nonrecurring restructuring charge of $14,675,000 ($21,145,000 pre-tax) and the cumulative effect of adoption of SFAS 106 on post-retirement benefits of $1,650,000 ($2,500,000 pre-tax). The 1993 loss was also increased due to higher interest costs and continued weak market pricing. Operating losses in 1992 resulted from an industry-wide excess supply of processed vegetables creating depressed market pricing conditions.


Change in Method of Accounting for Postemployment Benefits
- ----------------------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of postemployment benefits during the years an employee provides services. The Statement must be adopted during the year ended March 31, 1995. The impact of adopting this Statement has not been determined.


Impact of Inflation
- -------------------
Current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historical costs. They provide a reasonable, objective, quantifiable statement of financial results but do not evaluate the impact of inflation.

Competitive conditions permitting, the Company modifies its selling prices to recognize cost changes as incurred. Management believes the impact of inflation does not distort the Company's financial statements since prices are determined by supply and demand.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Stockholders and Board of
 Directors of Stokely USA, Inc.:

We have audited the accompanying consolidated balance sheets of Stokely USA, Inc. and subsidiaries as of March 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of March 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, the Company changed its method of valuing inventories from the last-in, first-out method to the average cost method in 1994 and, retroactively, restated the 1993 and 1992 consolidated financial statements for the change.

As discussed in Notes E and G to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions effective April 1, 1992 and accounting for income taxes effective April 1, 1993 to conform with Statement of Financial Accounting Standards No. 106 and No. 109, respectively.


Deloitte & Touche
Milwaukee, Wisconsin
June 17, 1994

STOKELY USA, INC. AND SUBSIDIARIES
- ----------------------------------

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)                                 March 31,
                                                  1994         1993

ASSETS - Note F
- ---------------

CURRENT ASSETS:
  Cash and cash equivalents - Note A           $  2,898      $  1,251
  Accounts Receivable less allowance for
   losses ($385 and $670, respectively)
   Note L                                        20,817        41,515
  Refundable income taxes - Note G                1,979         3,869
  Inventories - Notes A and C                    55,256       100,591
  Prepaid expenses                                1,983         1,555
                                                -------       -------
  Total Current Assets                           82,933       148,781


OTHER ASSETS:
  Property held for disposition (net)
   Note B                                         3,541         9,419
  Trademarks - Note A                               838           918
  Other - Note A                                  3,867         5,306
                                                -------       -------
                                                  8,246        15,643

PROPERTY, PLANT & EQUIPMENT,
 at cost - Note A
  Land and land improvements                      3,184         2,932
  Buildings                                      27,386        24,370
  Machinery and equipment                        66,296        62,961
  Construction in progress                          562         1,637
                                                -------       -------
                                                 97,428        91,900
  Less accumulated depreciation                  30,072        23,481
                                                -------       -------
                                                 67,356        68,419


                                               $158,535      $232,843
                                               ========      ========


See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)                                 March 31,
                                                   1994         1993
CURRENT LIABILITIES:

  Notes payable - Note F                        $ 17,992    $ 31,258
  Accounts payable                                13,867      39,159
  Accrued compensation and withholdings            3,065       3,462
  Other accrued liabilities                        1,840       5,291
  Income taxes - Note G                              230         531
  Current maturities on long-term debt             3,868       2,259
                                                 -------     -------
                                                  40,862      81,960
  Additional long-term debt classified
   as a current liability - Note F                     0      26,195
                                                 -------     -------

  Total Current Liabilities                       40,862     108,155

LONG-TERM DEBT, less current maturities
  Note F                                          80,438      82,854

OTHER LIABILITIES - Note D                         4,595       7,057

STOCKHOLDERS' EQUITY - Notes F and H:
  Preferred stock-no par value, authorized
   1,000,000 shares, none issued
  Common stock-$.05 par value, authorized
   20,000,000 shares, issued 8,435,195
    shares                                           422         422
  Additional paid-in capital                      18,661      18,636
  Retained earnings                               14,181      16,396
                                                 -------     -------
                                                  33,264      35,454

  Less treasury stock at cost
   (110,550 and 119,500 shares,
    respectively)                                   (624)       (677)
                                                 --------    --------
                                                  32,640      34,777
COMMITMENTS AND CONTINGENCIES - Note I

                                                $158,535    $232,843
                                               ==========  ==========

STOKELY USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)

                                             YEARS ENDED MARCH 31
                                         1994        1993        1992
REVENUES:
 Net sales                            $256,145     $281,382    $280,368
 Other - Note K                          4,691        2,145         676
                                      --------     --------    --------
   Total Revenues                      260,836      283,527     281,044

COSTS AND EXPENSES:
 Costs of products sold                216,392      249,982     238,804
 Selling, general and
  administrative expenses               36,476       42,139      48,481
 Nonrecurring charge - Note B                        21,145
 Interest                               12,710       12,721       8,592
                                      --------     --------    --------
   Total Costs and Expenses            265,578      325,987     295,877
                                      --------     --------    --------
LOSS BEFORE INCOME TAXES (CREDIT)
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                (4,742)     (42,460)    (14,833)

INCOME TAXES (CREDIT) - NOTE G          (2,527)     (12,983)     (4,931)
                                      ---------    ---------   ---------
LOSS BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE      (2,215)     (29,477)     (9,902)

CUMULATIVE EFFECT OF CHANGE IN
 METHOD OF ACCOUNTING FOR POST-
 RETIREMENT BENEFITS - NOTE E
 (net of income tax benefit
  of $850)                                           (1,650)
                                      ---------    ---------   ---------
NET LOSS                              $ (2,215)    $(31,127)   $ (9,902)
                                      =========    =========   =========
PER SHARE AMOUNTS;
 Loss per common share before
  cumulative effect of a change
  in accounting method                $  (0.27)   $  (3.55)   $  (1.19)

 Cumulative effect of a change
  in method of accounting for
  postretirement benefits - Note E                    (.20)
                                       --------    --------    --------
NET LOSS PER SHARE OF COMMON STOCK     $ (0.27)    $ (3.75)    $ (1.19)
                                       ========    ========    ========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                          8,319,649    8,301,591   8,288,255
                                     ==========   ==========  ==========
See notes to consolidated financial statements.

STOKELY USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1994, 1993, AND 1992
(dollars in thousands)
                                     Additional
                     Common Stock       paid-in  Retained      Treasury Stock
                  Shares     Amount     Capital  Earnings    Shares      Amount
                  ------     ------    --------  --------    ------      ------
BALANCES,
 April 1, 1991
As previously
 reported        8,435,195   $  422    $18,628    $53,742   152,700     $(867)

Restatement for
 change in method
 of valuing
 inventories (Note C)                               5,341
                 ---------   ------    -------    -------   --------    ------
BALANCES,
As restated
 April 1, 1991   8,435,195      422     18,628     59,083   152,700      (867)

Net loss                                           (9,902)

Cash dividends
 declared $.20
 a share                                           (1,658)

Exercise of
 stock options                               6               (8,500)       49
                 ---------   ------    -------    -------   --------   -------
BALANCES,
 March 31,1992   8,435,195      422     18,634     47,523   144,200      (818)

Net loss                                          (31,127)

Exercise of
 stock options                               2              (24,700)      141
                ---------    ------    -------    -------  ---------   -------
BALANCES,
 March 31,1993  8,435,195       422     18,636     16,396   119,500      (677)

Net loss                                           (2,215)

Stock warrants
 issued                                     23

Exercise of
 stock options                               2               (8,950)       53
                ---------    ------    -------    -------   --------   -------
BALANCES,
 March 31,1994  8,435,195    $  422    $18,661    $14,181   110,550     $(624)
                =========    ======    =======    =======   ========   =======

See notes to consolidated financial statements.

STOKELY USA, INC. AND SUBSIDIARIES
- ----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)


                                          Years Ended March 31,
                                        1994        1993      1992

OPERATING ACTIVITIES:
Net earnings (loss)                  $(2,215)   $(31,127)  $ (9,902)

Adjustments to net earnings:
 Depreciation                          7,230       9,286      8,461
 Non-recurring charge                             21,145
 Deferred compensation and
  postretirement benefits                (36)      2,713         62
 Deferred income taxes                            (9,833)       734
 Amortization of trademarks               80          82         96
 Amortization of deferred debt
  issuance costs                       1,637         887        131
 Provision for equipment writedown                              350
 Provision for bad debts                (285)        270        (70)
 Gains on disposal of property,
  plant and equipment                   (361)       (693)      (117)
                                      -------     -------    -------
                                       6,050      (7,270)      (255)

Changes in operating assets and
liabilities:
 Accounts receivable                  20,983     (14,824)     1,378
 Refundable income taxes               1,890       1,831     (3,765)
 Inventories                          45,335      (2,526)    (5,587)
 Prepaid expenses                       (428)        769        725
 Accounts payable                    (25,292)     23,739      2,914
 Accrued compensation and
  withholdings                          (397)        307      1,069
 Profit sharing contribution                                   (522)
 Income taxes                           (301)       (135)       (79)
 Other net                            (9,773)       (448)       393
                                     --------    --------   --------
                                      32,017       8,713     (3,474)
                                     --------    --------   --------
Net cash provided by (used in)
operating activities                 $38,067     $ 1,443    $(3,729)
                                     ========    ========   ========

STOKELY USA, INC. AND SUBSIDIARIES
- ----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                           Years Ended March 31,
                                        1994       1993      1992

INVESTING ACTIVITIES:

Purchases of property, plant
 and equipment                      $ (5,174)   $(12,871)  $(21,713)
(Increase) decrease in
 construction funds held by
 trustee                                           1,362       (560)
Proceeds from sales of property,
 plant and equipment                   9,143       3,197        164
Acquisition of business                                      (9,260)
Other-net                               (176)      1,034     (2,162)
                                     --------    --------   --------
 Net cash provided by (used in)
  investing activities                 3,793      (7,278)   (33,531)


FINANCING ACTIVITIES:

Change in short-term debt (net)      (31,266)     13,036      6,609
Proceeds from long-term debt                                 23,000
Payments of long-term debt            (9,002)     (2,296)    (1,999)
Payments of cash dividends                          (415)    (1,658)
Payments of deferred debt
 issuance costs                                   (3,436)      (248)
Restricted stock plan
Exercise of stock options                 55         143         55
                                     --------     -------   -------
 Net cash provided by (used in)
  financing activities               (40,213)      7,032     25,759

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  1,647       1,197    (11,501)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                     1,251          54     11,555
                                    --------    --------    -------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                        $  2,898    $  1,251    $    54
                                    ========    ========    =======

See notes to consolidated financial statements.

STOKELY USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1994, 1993 AND 1992


A.   DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING
     POLICIES

Stokely USA, Inc. and subsidiaries (the "Company") is engaged primarily in the processing, marketing and distribution of both branded and private label canned and frozen vegetables, which management considers to be a single segment.

Consolidation
- -------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
- ----------------
The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

Inventories
- -----------
Inventories are stated at the lower of cost or market. Cost has been determined using the average cost method (see Note C).

Deferred Debt Issuance Costs
- ----------------------------
Included in Other Assets in the consolidated balance sheets are unamortized deferred debt issuance costs of $2,435,000 and $3,268,000 at March 31, 1994 and 1993, respectively. The debt issuance costs are being amortized by the straight-line or interest method over the life of the related debt issue. The accumulated amortization was $2,927,000 and $1,290,000, respectively, at March 31, 1994 and 1993.

Depreciation
- ------------
Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line method.

Trademarks
- ----------
Trademarks are being amortized on a straight-line basis primarily over 20 years. Accumulated amortization was $771,000 and $691,000, respectively, at March 31, 1994 and 1993.

B.   NONRECURRING CHARGE

During the fourth quarter of fiscal 1993 the Company recorded a nonrecurring charge aggregating $21,145,000 related to its decision to sell, close or downsize certain processing facilities. The nonrecurring charge included the writedown of such processing facilities and related equipment to their estimated net realizable or salvage value. Also included in the nonrecurring charge are provisions for severance, consolidation costs, plant carrying costs and the writedown of certain discontinued inventories to their estimated net realizable value.


C.   INVENTORIES

Inventories (in thousands) consisted of the following:

                       Finished     Manufacturing
                       Goods        Supplies          Total
                       --------     ------------    ---------
March 31, 1994         $50,256       $ 5,000        $ 55,256
March 31, 1993          93,656         6,935         100,591

During the fourth quarter of 1994, the Company changed its method of valuing its inventories from the last-in, first out (LIFO) method to the average cost method. Management believes that the average cost method provides a more meaningful presentation of the Company's financial position and related financial ratios.
In accordance with generally accepted accounting principles the prior years financial statements have been retroactively adjusted to reflect this change. The effect of this restatement was to increase the net loss in 1993 by $784,000 or $.09 per share and reduce the net loss in 1992 by $842,000 or $.11 per share. In addition, the effect of the restatement was to increase retained earnings at April 1, 1991 by $5,341,000.


D.   OTHER LIABILITIES

Other liabilities (in thousands) consisted of the following:

                                        March 31
                                    1994       1993

Postretirement benefits           $2,769     $2,719
Accrued disposition costs              0      2,426
Deferred compensation              1,826      1,912
                                  ------     ------
                                  $4,595     $7,057
                                  ======     ======

E.   EMPLOYEES' RETIREMENT PLAN AND OTHER BENEFIT PLANS

The Company provides certain postretirement health care benefits and life insurance benefits to retired employees. The benefits and eligibility requirements vary by location and various union agreements.

Generally eligibility is attained at age 55 or 62 with minimum service requirements. Employees hired currently by the Company are not entitled to postretirement health care benefits. The medical benefits are generally subject to lifetime maximum benefits of $750,000 and after age 65 are coordinated with Medicare. During the year ended March 31, 1993, the Company adopted, effective April 1, 1992, Statement of Financial Accounting Standard No. 106 (SFAS No. 106), "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company had previously provided for postretirement health care benefits on a pay-as-you-go basis. In connection with the adoption of SFAS No. 106, the Company elected to recognize as expense during 1993 the entire accumulated postretirement benefit obligation (transition obligation) aggregating $2,500,000 as of April 1, 1992, rather than amortizing such amount to expense over a 20-year period. The Company continues to fund benefit costs on a pay-as-you-go basis.

The following table sets forth the plan's status reconciled with amounts recognized in the balance sheet:

(in thousands)                                            March 31,
                                                       1994      1993
                                                       ----      ----
Accumulated postretirement benefit obligation:
  Retirees                                           $ 1,377   $ 1,371
  Fully eligible active plan participants                234       227
  Other active plan participants                       1,174     1,121
                                                      ------    ------
                                                       2,785     2,719
Unrecognized net loss                                     16
                                                      ------    ------
Accrued postretirement benefit cost                    2,769     2,719
                                                      ======    ======

                                                    Years ended March 31
                                                       1994       1993
                                                       ----       ----
Net periodic postretirement benefit cost included the following components:

  Service cost - benefits attributed to service
   during the period                                  $ 131      $ 122
  Interest cost on accumulated postretirement
   benefit obligation                                   206        193
  Curtailment gain                                      (71)
                                                      -----      -----
Net periodic postretirement benefit cost              $ 266      $ 315
                                                      =====      =====
The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 14% in 1993, gradually declining to 6% in 2001.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1994 and 8% in 1993.

If the health care cost trend assumptions were increased by 1%, the accumulated postretirement benefit obligation as of March 31, 1994, would increase by $230,000. The effect of this change on the aggregate of the service cost and interest cost would be an additional charge to expense of approximately $35,000 for the year ended March 31, 1994.

During 1994 the Company had a curtailment gain which represented the accumulated postretirement benefit obligation of employees at operations divested of during the year.

The Company has a profit sharing plan which covers substantially all full-time employees who have completed one year (minimum of 1,000 hours) of service and provides for Company contributions to a separate trust are based upon 8% of the profit sharing income base as defined in the plan. No profit sharing contributions were required during the three years ended March 31, 1994.

In addition, the Company also has salary deferral profit sharing plans (401(k) plans) and other defined contribution plans. Contributions under these plans were $337,000, $670,000, and $661,000 in 1994, 1993 and 1992,
respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 Employers' Accounting for Postemployment Benefits. This statement requires the accrual of postemployment benefits during the years an employee provides services. The Statement must be adopted during the year ended March 31, 1995. The impact of adopting this Statement has not been determined.

F.   NOTES PAYABLE AND LONG-TERM DEBT


Long-term debt (in thousands) consisted of the following:

                                                      March 31,
                                                 1994          1993

9.37% senior notes due January 2000           $ 21,186       $ 25,000
9.74% senior notes due December 2001            16,071         19,500

Revolving credit notes                          17,000         35,000

Industrial Development Revenue Bonds:
 7.00% to 8.88%                                 26,569         27,748
 5.28% (floating at 88% of prime)                  600            850
 4.32% (floating at 72% of prime)                  180            360
 4.05% Variable                                  2,700          2,850
                                               -------        -------
                                                84,306        111,308

Less:
 Current maturities on long-term debt           (3,868)        (2,259)
 Additional long-term debt classified
  as a current liability                                      (26,195)
                                              ---------       --------
                                              $ 80,438       $ 82,854
                                              =========      =========


On August 20, 1992, the Company entered into a loan and security agreement with a commercial lender and various banks which provides for borrowings under revolving credit loans and matures on May 31, 1995. The agreement which was amended on June 15, 1993 provides for maximum borrowings under revolving credit loans of $100,000,000. Borrowings under the revolving credit loans bear interest at 2.25% over a specified bank's reference rate on the first $40,000,000 of loans and 1.25% over the reference rate on any borrowings in excess of $40,000,000. The amended agreement generally restricts borrowings to an amount equal to 85% of eligible accounts receivable plus 65% of eligible inventory subject to an inventory sublimit, as defined in the agreement, reduced by the amount of any outstanding letters of credit and $8,140,000.

The amended agreement requires an agent's fee of .25% per annum times the average daily used portion of the commitment including outstanding letters of credit. The amended agreement required the Company to pay a restructuring fee of $600,000 in installments and provides for a fee equal to .25% per annum of the unused portion of the commitment.

Covenants contained in the amended agreement require the Company to maintain minimum levels of adjusted tangible net worth, net cash flow and interest coverage. Other covenants place limitations on liens, capital expenditures, leases, disposition of assets, dividends and the ability to incur additional debt.

In addition to the covenants under the amended loan and security agreement, the Company also has similar covenants under its various other agreements. At March 31, 1994, all of the retained earnings are restricted as to the payment of future cash dividends.

On June 15, 1993, the Company issued warrants to the holders of the 9.37% and 9.74% senior notes in consideration for amending the applicable loan agreement. The warrants entitle the holders to purchase an aggregate of 90,000 shares of common stock at a price of $7.88 per share through January 15, 2000. The estimated fair market value of the warrants at June 15, 1993 aggregating $22,500 has been credited to additional paid-in capital.

During 1993, certain Industrial Revenue Development Bond issues were classified as current liabilities because the Company was in technical default of certain financial ratio covenants. During 1994, all of the Industrial Revenue Development Bond issues, with the exception of one issue aggregating $1,400,000, were amended by the bondholders such that the Company was in compliance with the related debt covenants and accordingly such amounts have been classified as long-term debt at March 31, 1994. On June 13, 1994, the trustee of the $1,400,000 Paulding, Ohio bond issue declared these bonds immediately payable due to events of default under the Indenture of Trust. Therefore, the bonds are included in current maturities on long-term debt at March 31, 1994. The facility related to the Paulding bond issue was sold during 1994 and proceeds from the sale aggregating $1,400,000 were placed in a segregated cash account in anticipation of the acceleration notice from the Trustee.

The amended loan and security agreement and the senior note agreements contain cross-default provisions. Such cross-default provisions specify that a default on any other debt agreement is also an event of default under the agreement containing the cross-default provision. In addition, the amended loan and security agreement and the senior note agreements contain acceleration clauses which give the holders the right to accelerate the maturity date of the obligation if any other obligation owed by the Company is accelerated or payment is demanded other than in accordance with the stated maturity dates. The Company has obtained waivers from the holders of the revolving credit notes and the senior notes with respect to the cross-default provision and acceleration clauses relating to the Paulding issue.

Substantially all of the assets of the Company are pledged as collateral under the various loan agreements.

At March 31, 1994, $17,992,000 of revolving credit loans payable were classified as short-term reflecting the Company's intent to repay these borrowings during 1994. Interest rates on the outstanding revolving credit loans (including the amounts classified as long-term) at March 31, 1994, ranged from 7.25% to 8.25%.

The stated aggregate amounts of scheduled maturities on long-term debt each year for the five years subsequent to March 31, 1994, are as follows: 1995
- -$3,868,000; 1996-$19,536,000; 1997-$2,150,000; 1998-$2,650,000; and 1999-
$7,215,000.

Revolving credit loans payable at March 31, 1994, under the Company's amended loan and security agreement approximate estimated fair value as the interest rate remained unchanged under the amended agreement on June 15, 1993. The 9.37% and 9.74% senior notes are estimated to have an approximate fair value of $22,296,217 and $16,695,826, respectively, at March 31, 1994, based on quoted prices for similar issues for debt of the same maturities. Management of the Company has estimated the fair value of the Industrial Development Revenue Bond issues to be approximately $29,148,000.


G.   INCOME TAXES

Effective April 1, 1993, the Company adopted SFAS 109. This statement requires that deferred income taxes be calculated using an asset and liability method which generally requires the recognition of the tax consequences on future years of events which have been recognized in financial statements. In addition, a valuation allowance is to be recognized if it is more likely than not that some or all of a deferred tax asset will not be realized. Due to recent history of operating losses, a valuation allowance has been established which reduces the deferred tax assets to zero after giving effect to deferred tax liabilities. There was no material cumulative effect of adoption of SFAS 109 on the financial position or results of operations of the Company for the year ended
March 31, 1994.

Income taxes (in thousands) consisted of the following:


                                        Years Ended March 31,
                                     1994       1993       1992
                                     ----       ----       ----
Currently payable (refundable)

  Federal                         $(2,577)    $(4,050)   $(5,765)
  State                                50          50        100

Deferred - Federal                             (8,983)       734
                                  --------   ---------   --------
                                  $(2,527)   $(12,983)   $(4,931)
                                  ========   =========   ========

Total income tax credits differs from the amounts computed by applying the Federal income tax rate to loss before income taxes. The following table provides a reconciliation between the United States Statutory rate to the effective tax rate reported:


                                             Years Ended March 31,
                                            1994     1993    1992
                                            ----     ----    ----

U.S. Statutory rate                         34.0%    34.0%   34.0%

State income taxes net of federal
 income tax benefits                        (1.1)    (0.1)   (0.6)

Effect of net operating
 loss carryback                              3.6     (4.0)

Tax rate differential on carryback
 of product liability claim                  5.2

Adjustment of prior years accrual           11.6

Other items - net                                     0.5    (0.2)
                                           ------   ------  ------
Effective tax rate                          53.3%    30.6%   33.2%
                                           ======   ======  ======

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of March 31, 1994 are as follows:


Deferred tax assets:

     Reserves not currently deductible                $ 1,325

     Provision for nonrecurring charge                  2,451

     Post retirement benefits                             942

     Tax credit carryforwards                           2,921

     Net operating loss carryforwards                   7,922

     Valuation allowance                               (4,520)
                                                      --------
          Total Deferred Tax Assets                    11,041
                                                      --------


Deferred tax liabilities:

     Change in method of inventory valuation            1,530

     Deferred casualty gain                             1,408

     Tax over book depreciation                         7,816

     Other                                                287
                                                      -------
          Total Deferred Tax Liabilities               11,041

                                                      -------

Net deferred tax liability                            $     0
                                                      =======


Deferred income taxes for 1993 and 1992 resulted principally from depreciation, provision for nonrecurring charges and inventory valuations. At March 31, 1994, the Company had an alternative minimum tax credit carryforward of approximately $1,916,000 which may be carried forward indefinitely, and the Company also had a general business credit carryforward of approximately $1,005,000 which expires in various years through 2003 to 2008. At March 31, 1994 the Company had Net Operating Loss carryforwards of approximately $23,300,000 which expire in the year 2009.

H.   CAPITAL STOCK

In June 1989, the Company amended its Articles of Incorporation to grant, in the event any person ("Acquiring Person") becomes the beneficial owner, as defined, of 50% or more of the Company's common stock, any of which was acquired pursuant to a tender offer, each holder of common stock other than the Acquiring Person the right to have their shares repurchased for cash by the Company. The repurchase price will be the highest of (i) the highest price paid by Acquiring Person for those shares acquired within the prior 18 months, (ii) the highest price on any trading day in the prior 18 months or (iii) the per common share amount of stockholders' equity as reflected in the previously completed quarter.

In 1985, the stockholders approved a 1985 Incentive Stock Option Plan pursuant to which 320,000 shares of the Company's common stock were reserved for the grant of options to executive officers and other key employees. Under the Plan, stock grants may be made over a 10 year period at not less than 100% of fair market value at the date of grant. One year after date of grant, 50% of the options become exercisable with the remaining options exercisable after the second year. No option granted under the Plan may be exercised more than ten years after the date of grant. Changes in shares as to options is as follows:

                                              Shares
                                            Outstanding
                                 Reserved    Options   Available

BALANCES AT APRIL 1, 1991
 ($5.125 to $16.25)              266,700     159,500    107,200
Granted ($10.50)                              53,500    (53,500)
Expired ($16.25)                              (4,000)     4,000
Exercised ($5.125 to $6.875)      (8,500)     (8,500)
                                 --------    --------   --------
BALANCES AT MARCH 31, 1992
 ($5.125 to $15.875)             258,200     200,500     57,700
Granted ($6.25 to $10.625)                    19,600    (19,600)
Expired ($5.125 to $16.25)                   (36,200)    36,200
Exercised ($5.125 to $10.50)     (24,700)    (24,700)
                                 --------    --------    -------
BALANCES AT MARCH 31, 1993
 ($5.125 to $15.875)             233,500     159,200     74,300
Granted ($6.125 to $8.625)                     6,500     (6,500)
Expired ($6.25 to $15.125)                   (14,750)    14,750
Exercised ($5.125 to $6.875)      (8,950)     (8,950)
                                 --------    --------    -------
BALANCES AT MARCH 31 1994        224,550     142,000     82,550
                                 ========    ========    =======

At March 31, 1994, a total of 133,950 options were exercisable at $5.125 to $15.875.

In addition, during 1990 the Company granted 17,500 options to purchase common stock at $10 per share to certain employees. These options have substantially the same terms as the Incentive Stock Option Plan. During 1993, 15,000 of these options expired.

I.   COMMITMENTS AND CONTINGENCIES

The Company has operating leases covering primarily equipment and land.
The majority of the equipment leases are for terms of one year or less.
The Company does, however, in the normal course of business continue to lease the equipment after the minimum lease period. Certain leases require payment of insurance and maintenance costs.

Aggregate minimum rental commitments at March 31, 1994, under noncancellable leases with terms of more than one year are immaterial.

Total rent expense aggregated approximately $1,900,000; $2,850,000; and $3,268,000, respectively, during the years 1994, 1993 and 1992.

The Company is involved in various legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.


J.   SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash payments for (refunds of) interest and income taxes were as follows (in thousands):

                                  Years Ended March 31,
                               1994        1993        1992

Interest                     $11,854     $11,607     $ 7,246
Income taxes - net            (4,118)     (5,695)     (1,821)


K.   INSURANCE CLAIM

During fiscal 1993 the Company had a boiler explosion and ensuing fire at its Hoopeston, Illinois processing facility. An initial claim was filed with the insurance carrier relating to the property and equipment destroyed and the estimated business interruption losses incurred. As of March 31, 1993, advances had aggregated $5,000,000, of which $1,250,000 was received in cash and $3,750,000 was included in accounts receivable. This advance was recorded to write off $2,500,000 of property and equipment destroyed in the fire and to record a gain of $2,500,000 relating to recovery of expenses incurred and lost margin resulting from the fire.

During fiscal 1994, the Company received additional insurance proceeds from the final settlement of this claim, resulting in a gain included in other revenues of $4,118,000.

QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands except per share data)


                          QTR 1     QTR 2    QTR 3     QTR 4     ANNUAL
1994

Net sales               $56,357   $71,148   $71,983   $56,657   $256,145
Gross profit              5,205     8,708    12,166    13,674     39,753
Net earnings (loss)      (5,385)      118       226     2,826     (2,215)
Net earnings (loss)
 per share                (0.65)     0.01      0.03      0.34      (0.27)


1993

Net sales               $59,188   $62,798   $78,910   $80,486   $281,382
Gross profit              9,128     8,833    12,494       945     31,400
Loss before cumulative
 effect of changes in
 accounting principles   (2,309)   (2,370)     (707)  (24,091)   (29,477)
Cumulative effect of
 changes in accounting
 principles (net of
 income taxes)           (1,650)                                  (1,650)
Net loss                 (3,959)   (2,370)     (707)  (24,091)   (31,127)
Loss per share:
 Before cumulative
 effect of changes in
 accounting principles    (0.28)    (0.28)    (0.09)    (2.90)     (3.55)
Cumulative effect of
 changes in accounting
 principles (net of
 income taxes)            (0.20)                                   (0.20)
Net loss per share        (0.48)    (0.28)    (0.09)    (2.90)     (3.75)


Fiscal 1993 was restated to reflect a change in method of valuing inventories from the LIFO method to the average cost method. The net effect of the restatement was to decrease the previously reported fourth quarter loss by $575,000 $.07 per share and to increase the previously reported year-to-date loss by $784,000, $.09 per share.

During the fourth quarter of 1993, the Company recorded a one-time noncash charge of $14,675,000 ($21,145,000 pre-tax), which related to the writedown of seven plants to be sold, closed or downsized and the costs associated with disposing of them.

The Company's operations are largely seasonal. The majority of its production occurs during the second and third quarter of each fiscal year. Net sales for the third and fourth quarter of fiscal 1994 and 1993 were 50% and 57% of total sales respectively. Sales for processed vegetables are greater in the fall, winter and early spring.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

Not Applicable.

                                 PART III
                                 --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Information required by this item with respect to directors is included under the heading "Matter (1) - Election of Directors" and with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's definitive Proxy Statement, to be dated July 18, 1994, relating to the 1994 Annual Meeting of Shareholders currently scheduled for August 26, 1994, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, to be dated July 18, 1994, relating to the 1994 Annual Meeting of Shareholders currently scheduled for August 26, 1994, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ----------

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, to be dated July 18, 1994, relating to the 1994 Annual Meeting of Shareholders currently scheduled for August 26, 1994, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

None

                                  PART IV
                                  -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
          --------

(a)  Financial Statements and Financial Statement Schedules
     ------------------------------------------------------

                                                         Form 10-K
                                                        Page Number
                                                        -----------
The following consolidated financial statements of Stokely USA, Inc. and its subsidiaries are included in Item 8 of this Annual Report:

   Independent Auditors' Report                               26
   Consolidated Balance Sheets, March 31, 1994 and 1993     27-28

For the years ended March 31, 1994, 1993 and 1992:

   Consolidated Statement of Operations                       29
   Consolidated Statements of Stockholders' Equity            30
   Consolidated Statements of Cash Flows                   31-32
   Notes to Consolidated Financial Statements              33-44


The following consolidated financial statement schedules of Stokely USA, Inc. and its subsidiaries are included in Item 14 of this Annual Report:

   Schedule V     Property, Plant and Equipment               49
   Schedule VI    Accumulated Depreciation and
                  Amortization of Property, Plant
                  and Equipment                               50
   Schedule VIII  Valuation and Qualifying Accounts
                  and Reserves                                51
   Schedule IX    Short-term Borrowings                       52
   Schedule X     Supplementary Earnings Statement
                  Information                                 53


All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K:
     --------------------

No reports on Form 8-K were filed by the Company during the three months ended March 31, 1994.


(c)  Exhibits
     --------

A complete listing of exhibits required is given in the Exhibit Index on pages 58 through 61 which precedes the exhibits filed with this report.


(d)  Financial Statement Schedules
     -----------------------------

                                                                     SCHEDULE V

                       STOKELY USA, INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                    Years ended March 31, 1994, 1993 and 1992

                                     Classification
                           -----------------------------------

                      Land and                              Construction
                          Land                 Machinery &       In
                       Improv.    Buildings     Equipment     Progress      Total
Balances,
 April 1, 1991       $2,206,000  $24,822,000   $65,675,000   $4,017,000   $ 96,720,000

Additions <F1>          622,000    3,163,000    19,777,000    3,450,000     27,012,000

Retirements              (3,000)     (12,000)   (1,880,000)                (1,895,000)
                      ----------  -----------   -----------   ---------    ------------
Balances,
 March 31, 1992       2,825,000   27,973,000    83,572,000    7,467,000    121,837,000

Additions             1,549,000    6,528,000    10,624,000   (5,830,000)    12,871,000

Retirements              (3,000)    (592,000)   (9,758,000)               (10,353,000)

Reclass & other
 (deduct) <F2>       (1,439,000)  (9,539,000)  (21,477,000)               (32,455,000)
                      ----------  -----------   -----------   ---------    -----------
Balances,
 March 31, 1993       2,932,000   24,370,000    62,961,000    1,637,000    91,900,000

Additions               283,000    1,316,000     3,422,000      153,000     5,174,000

Retirements             (56,000)     (50,000)     (543,000)                  (649,000)

Reclass & other
 (deduct) <F2>           25,000    1,750,000       456,000   (1,228,000)    1,003,000
                     ----------  -----------   -----------   ----------   -----------
Balances,
 March 31, 1994      $3,184,000  $27,386,000   $66,296,000    $ 562,000   $97,428,000
                     ==========  ===========   ===========   ==========   ===========

<F1>  Additions include purchase of McAllen, Texas, and Monterrey, Mexico facilities.

<F2>  Includes reclassification of assets held for disposition.


In general, the annual rates used for depreciation are as follows:

Land Improvements                 10%
Buildings                 2.50% to 5%
Machinery & Equipment    8.33% to 33%

                                                          SCHEDULE VI


                     STOKELY USA, INC. AND SUBSIDIARIES

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                      OF PROPERTY, PLANT AND EQUIPMENT

                 Years ended March 31, 1994, 1993, and 1992

                               Classification
                      --------------------------------
                          Land
                      and Land                 Machinery &
                       Improv.   Buildings      Equipment       Total
Balances,
 April 1, 1991        $246,000   $3,489,000    $21,709,000    $25,444,000

Additions charged to
cost and expenses       73,000      765,000      7,623,000      8,461,000

Retirements             (3,000)     (12,000)    (1,485,000)    (1,500,000)
                      ---------   ----------    -----------    -----------
Balances,
 March 31, 1992        316,000    4,242,000     27,847,000     32,405,000

Additions              174,000      930,000      8,182,000      9,286,000

Retirements             (3,000)    (250,000)    (7,596,000)    (7,849,000)

Reclass and other
 (deduct) <F1>                                 (10,361,000)   (10,361,000)
                      ---------   ----------   ------------   ------------
Balances,
 March 31, 1993        487,000    4,922,000     18,072,000     23,481,000

Additions              186,000      715,000      6,329,000      7,230,000

Retirements            (56,000)     (50,000)    (1,071,000)    (1,177,000)

Reclass and other
 (deduct)             (132,000)    (530,000)     1,200,000        538,000
                      ---------   ----------    -----------    -----------
Balances,
 March 31, 1994       $485,000   $5,057,000    $24,530,000    $30,072,000
                      =========  ===========   ============   ============

<F1>  Includes reclassification of assets held for disposition.


                                               SCHEDULE VIII


                    STOKELY USA, INC. AND SUBSIDIARIES

      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended March 31, 1994, 1993 and 1992


                                                    Description
                                                -------------------
                                                 Valuation Assets
                                              Deducted from Assets-
                                               Allowance for Losses
                                                  on Receivables
                                               --------------------

Balance April 1, 1991                                $470,000

Additions charged to costs and expenses               152,000

Deductions                                           (222,000) <F1>
                                                     ---------

Balance March 31, 1992                                400,000

Additions charged to costs and expenses               747,000

Deductions                                           (477,000) <F1>
                                                     ---------

Balance March 31, 1993                                670,000

Deductions                                           (285,000) <F2>
                                                     ---------

Balance March 31, 1994                               $385,000
                                                     =========


<F1>  Write off Bad Debts

<F2>  Uncollectible accounts written off, net of recoveries and reduction in Bad Debt reserve.

                                                                     SCHEDULE IX


                     STOKELY USA, INC. AND SUBSIDIARIES

                     SCHEDULE IX - SHORT-TERM BORROWINGS

                  Years Ended March 31, 1994, 1993 and 1992

                                             Max. Amount   Avg. Amount  Weighted Avg.
                       Balance   Weighted    outstanding   outstanding  interest rate
                     at end of   avg. int.   during the    during the   during the
                       Period      Rate         Year          Year         Year
                    ----------   --------   ------------  ------------  ------------
                                                              <F1>         <F2>
March 31, 1994
 Notes Payable       $34,992,000   8.25%    $68,872,000   $53,239,000      8.4%

March 31, 1993
 Notes Payable       $66,258,000   7.85%    $97,495,000   $61,264,000      7.5%
 Commercial Paper                   N.A.     40,271,000     4,261,000      4.5%

March 31, 1992
 Notes Payable       $46,408,000   5.58%    $67,357,000   $33,325,000      5.8%
 Commercial Paper                  4.54%     34,045,000    21,784,000      5.8%

<F1>  Average amount outstanding during the year is computed by dividing the total of daily outstanding principal by 360 days.

<F2>  The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.


                                                            SCHEDULE X


                    STOKELY USA, INC. AND SUBSIDIARIES

         SCHEDULE X - SUPPLEMENTARY EARNINGS STATEMENT INFORMATION

                 Years Ended March 31, 1994, 1993 and 1992


                                    Charged to costs and expenses
                                    -----------------------------
                                   1994          1993          1992
                                   ----          ----          ----

Maintenance and repairs        $5,363,000    $6,827,000    $7,844,000

Advertising                    $  688,000    $1,206,000    $2,269,000



The amounts of royalties, taxes other than payroll and income taxes, and amortization of intangible assets are not material.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                         STOKELY USA, INC.
Date:  June 29, 1994
                                         BY:
                                             ------------------------
                                             Vernon L. Wiersma
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                         Date
- ---------                  -----                         ----

                           Director                     6-29-94
- --------------------                                  ----------
Thomas W. Mount

                           Chairman of the Board        6-29-94
- --------------------                                   ----------
Frank J. Pelisek

                           President, Chief Execu-      6-29-94
- --------------------       tive Officer and Director   ----------
Vernon L. Wiersma

                           Vice Chairman, Treasurer     6-29-94
- --------------------       and Director                ----------
Stephen W. Theobald

                           Vice President and Chief     6-29-94
- --------------------       Financial and Accounting    ----------
Leslie J. Wilson           Officer


                           Director                     6-29-94
- --------------------                                   ----------
Joseph B. Weix

                           Director                     6-29-94
- --------------------                                  -----------
Orren J. Bradley

                           Director                     6-29-94
- --------------------                                  ----------
Russell W. Britt

                           Director                     6-29-94
- --------------------                                  ----------
Ody J. Fish

                           Director                     6-29-94
- ---------------------                                 ----------
Dr. E. Michael Foster

                           Director                     6-29-94
- ---------------------                                 ----------
Charles J. Carey


                           Director                     6-29-94
- ---------------------                                 ----------
Carol Ward Knox

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------



                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549




                                 EXHIBITS

                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                        Commission File
March 31, 1994                                           0-13943






                             STOKELY USA, INC.




   (Exact name of Issuer as specified in its Articles of Incorporation)




- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                             STOKELY USA, INC.


                             File No. 0-13943




                         Exhibits to Form 10-K for


                     fiscal year ended March 31, 1994

3         Restated Articles of Incorporation      Exhibit 3 on the Companys
          and By-Laws.                            Registration Statement on
                                                  Form S-1 (SEC File No.
                                                  33-339).

10(a)     Revolving Credit and Term Loan          Exhibit 10(a) to Form
          agreement.                              10-K Report for the year
                                                  ended March 31, 1990.

10(b)     Loan Agreement with respect to          Exhibit 10(u) to Form
          $3,000,000 in principal amount          10-K Report for the year
          of Industrial Development Bond          ended March 31, 1989.
          relating to Stokely's Green Bay,
          Wisconsin, facility.

10(c)     Loan and Mortgage Agreement with        Exhibit 10(v) to Form
          respect to $6,000,000 in principal      10-K Report for the year
          amount to Industrial Development        ended March 31, 1989.
          Bond relating to Stokely's Poynette,
          Wisconsin, sauerkraut facility.

10(d)     Note agreement with respect to          Exhibit 10 to Form 10-Q
          $25,000,000 9.12% Senior Notes.         ended December 31, 1989.

10(e)     Revenue Agreement with respect to       Exhibit 10(p) to Form
          $1,400,000 in principal amount of       10-K Report for the year
          Industrial Development Revenue Bond     ended March 31, 1990.
          relating to Stokely's Paulding,
          Ohio, facility.

10(f)     Revenue Agreement with respect to       Exhibit 10(q) to Form
          $1,600,000 in principal amount of       10-K Report for the year
          Industrial Development Revenue          ended March 31, 1990.
          Bond relating to Stokely's Poynette,
          Wisconsin, facility.

10(g)     Loan Agreement with respect to          Exhibit 10(r) to Form
          $4,000,000 in principal amount of       10-K Report for the year
          Industrial Revenue Bonds relating       ended March 31, 1990.
          to Stokely's Waunakee, Wisconsin,
          facility.

10(h)     Loan Agreement with respect to          Exhibit 10(s) to Form
          $3,000,000 in principal amount of       10-K Report for the year
          Industrial Revenue Bonds relating       ended March 31, 1990.
          to Stokely's Ackley, Iowa, facility.

10(i)     Executive Deferred Compensation         Exhibit 10(t) to Form
          Agreement.                              10-K Report for the year
                                                  ended March 31, 1990.

10(j)     Officer Stock Option Agreement.         Exhibit 10(u) to Form
                                                  10-K Report for the year
                                                  ended March 31, 1990.

10(k)     Loan Agreement with respect to          Exhibit 10(k) to Form
          $3,000,000 Industrial Revenue           10-K Report for the year
          Bond relating to Stokely's              ended March 31, 1991.
          Pickett, Wisconsin, facility.

10(l)     Loan Agreement with respect to          Exhibit 10(l) to Form
          $4,000,000 Industrial Revenue           10-K Report for the year
          Bonds relating to Stokely's             ended March 31, 1991.
          Walla Walla, Washington, facility.

10(m)     Loan Agreement with respect to          Exhibit 10(m) to Form
          $3,000,000 Industrial Revenue Bonds     10-K Report for the year
          relating to Stokely's Wells,            ended March 31, 1992.
          Minnesota, facility.

10(n)     Loan Agreement with respect to          Exhibit 10(n) to Form
          $20,000,000 9.49% note.                 10-K Report for the year
                                                  ended March 31, 1992.

10(o)     Loan and Security Agreement with        Exhibit 10(a) to Form
          respect to $120,000,000 dated           10-Q for the quarter
          August 18, 1992.                        ended September 30, 1992.

10(p)     Restated Agreement for Purchase         Exhibit 10(b) to Form
          and Sales of Containers between         10-Q for the quarter
          Stokely USA, Inc. and Heekin Can        ended September 30, 1992.
          Inc.

10(q)     Supply Agreement between Stokely        Exhibit 10(c) to Form
          USA, Inc. and American National         10-Q for the quarter
          Can Company.                            ended September 30, 1992.

10(r)     Amendment to $25,000,000 original       Exhibit 10(d) to Form
          Principal amount of 9.12% Senior        10-Q for the quarter
          Notes due January 15, 2000.             ended September 30, 1992.

10(s)     Amendment to $20,000,000                Exhibit 10(e) to Form
          Promissary Note.                        10-Q for the quarter
                                                  ended September 20, 1992.

10(t)     Amendment to revenue agreement          Exhibit 10(t) to Form
          between Stokely USA and the City        10-K for the year ended
          of Appleton, Wisconsin, dated           March 31, 1993.
          December 1, 1988.

10(u)     First Amendment to Intercreditor        Exhibit 10(u) to Form
          and Collateral Agency Agreement.        10-K for the year ended
                                                  March 31, 1993.

10(v)     Second Amendment to $20,000,000         Exhibit 10(v) to Form
          Promissary Note.                        10-K for the year ended
                                                  March 31, 1993.

10(w)     First Amendment to Collateral           Exhibit 10(w) to Form
          Security Agreement dated                10-K for the year ended
          August 18, 1992, entered into by        March 31, 1993.
          D & K Frozen Foods, Inc.


10(x)     First Amendment to Collateral           Exhibit 10(x) to Form
          Security Agreement dated                10-K for the year ended
          August 18, 1992, entered into           March 31, 1993.
          by Stokely USA, Inc.

10(y)     Second Amendment to Note Agreement      Exhibit 10(y) to Form
          dated January 1, 1990, in the           10-K for the year ended
          amount of $25,000,000.                  March 31, 1993.

10(z)     Warrant to purchase shares of           Exhibit 10(z) to Form
          Common Stock by Nationwide Life         10-K for the year ended
          Insurance Company.                      March 31, 1993.

10(aa)    Warrant to purchase shares of           Exhibit 10(aa) to Form
          Common Stock by EMPL and Co.            10-K for the year ended
                                                  March 31, 1993.

10(bb)    Warrant to purchase shares of           Exhibit 10(bb) to Form
          Common Stock by West Coast Life         10-K for the year ended
          Insurance Company.                      March 31, 1993.

10(cc)    Notice of Redemption of $1,400,000      See Attachment.
          County of Paulding, Ohio Industrial
          Development.

10(dd)    First Amendment to Loan Agreement,      See Attachment.
          dated as of March 31, 1994, between
          Stokely USA, Inc. and Norwest Bank
          Minnesota, N.A., as trustee.

10(ee)    First Amendment to Loan Agreement,      See Attachment.
          dated as of March 31, 1994, between
          Stokely USA, Inc. and Norwest Bank
          Minnesota, N.A., as trustee.

10(ff)    First Amendment to Loan Agreement,      See Attachment.
          dated as of March 31, 1994, between
          Stokely USA, Inc. and NationsBank of
          Virginia, N.A., as trustee.

10(gg)    First Amendment to Loan Agreement,      See Attachment.
          dated as of March 31, 1994 between
          Stokely USA, Inc. and NationsBank of
          Virginia, N.A., as trustee.

10(hh)    First Amendment to Loan Agreement,      See Attachment.
          dated as of June 17, 1994 between
          Stokely USA, Inc. and NationsBank of
          Virginia, N.A., as trustee.

10(ii)    First Amendment to Loan Agreement,      See Attachment.
          dated as of June 17, 1994 between
          Stokely USA, Inc. and NationsBank of
          Virginia, N.A., as trustee.

10(jj)    First Amendment to Loan Agreement,      See Attachment.
          dated as of June 17, 1994 between
          Stokely USA, Inc. and NationsBank
          of Virginia, N.A., as trustee.

10(kk)    First Amendment to Loan Agreement,      See Attachment.
          dated as of June 17, 1994 between
          Stokely USA, Inc. and NationsBank
          of Virginia, N.A., as trustee.

18        Letter regarding change in              See Attachment.
          accounting principles.

22        List of Subsidiaries.                   See Attachment.

23        Consent of Independent Auditors.        See Attachment.

EXHIBIT 10(cc)



                                        June 13, 1994



Stokely USA, Inc.
Attn: Steve Theobald, Vice Chairman
1055 Corporate Center Drive
Oconomowoc, WI  53066

County of Paulding, Ohio
Attn: President, Board of County Commissioners
Courthouse
Paulding, OH  45879

     Re: $1,400,000 County of Paulding, Ohio Industrial Development Refunding Revenue Bonds (Stokely USA, Inc. Project) dated June 1, 1989

In accordance with Section 8.02 of the Indenture of Trust between County of Paulding, Ohio (the "Issuer) and Trustcorp Bank, Ohio (kna Society National
Bank) (the "Trustee) dated as of June 1, 1989, the principal amount of all Outstanding Bonds is hereby declared immediately due and payable due to the occurrence of Events of Default under Section 8.01(e) of the Indenture of Trust.

Pursuant to Section 2.02(a)(iv) of the Indenture of Trust, all Outstanding Bonds shall be redeemed on July 6, 1994. The accelerated principal amount of the bonds, and interest thereon, shall be immediately deposited with the Trustee. Those amounts are:


               Principal:          $1,400,000.00
               Accrued Interest:       10,038.19    (35 days @ 7.375%)
                                   -------------
                                   $1,410,038.19


Wire instructions for the immediate deposit of these monies are as follows:

               Society National Bank
               ABA #041001039
               Acct: 5513001 (Trust, Toledo)
               For Credit: Corporate Trust, Attn: Laurie Witt
               Further Credit: Stokely Redemption

If you have any questions, please contact Laurie Witt, Corporate Trust Administrator, at (419) 259-8953.


                                        SOCIETY NATIONAL BANK, Trustee

                       NOTICE OF REDEMPTION


                $1,400,000 County of Paulding, Ohio
          Industrial Development Refunding Revenue Bonds
                    (Stokely USA, Inc. Project)


NOTICE IS HEREBY GIVEN, that pursuant to the provisions of the Indenture of Trust dated June 1, 1989 between the County of Paulding, Ohio and Society National Bank, Trustee (fka Trustcorp Bank, Ohio), and due to the covenant defaults referenced in a previous notice dated December 16, 1993, the above captioned bond issue will be called in its entirety, $1,400,000 in principal will be redeemed on July 6, 1994. On said date, there will become due and payable each bond maturing after July 6, 1994, to be redeemed at par (100% of the principal amount thereof) together with accrued interest to said date.


               Interest Rate                 Maturity
               -------------                 --------

                  7.375%                   June 1, 1999


Payment of the bonds to be redeemed will be made at the principal office of the Paying Agent: Society National Bank, Corporate Trust Services, 1900 Pacific Avenue, 16th floor, Dallas, Texas 75201 upon presentation and surrender of said bonds. From and after the redemption date interest on the bonds will cease to accrue.


                                   SOCIETY NATIONAL BANK, Trustee

EXHIBIT 10(dd)

                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
March 31, 1994, is by and between Stokely USA, Inc. (the
"Borrower") and Norwest Bank Minnesota, N.A., as trustee (the
"Trustee").

          WHEREAS, the City of Ackley, Iowa (the "Issuer") has previously issued $3,000,000 City of Ackley, Iowa Industrial
Development Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of July 1, 1989 (the
"Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of July 1, 1989 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenant(s) therein;
and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenant(s) therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                             ARTICLE I
                             ---------

                            DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1  Amendment.  "Amendment" shall mean the First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a) Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Iowa.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement as of the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  ---------------------------------
                                  Stephen W. Theobald, Treasurer


                              Attest:

                              -------------------------------------
                              Leslie J. Wilson, Vice President



                              NORWEST BANK MINNESOTA, N.A.

                              By:
                                  ---------------------------------
                              Title:
                                     ------------------------------

EXHIBIT 10(ee)

                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
March 31, 1994, is by and between Stokely USA, Inc. (the
"Borrower") and Norwest Bank Minnesota, N.A. as trustee (the
"Trustee").

          WHEREAS, the Village of Poynette, Wisconsin (the
"Issuer") has previously issued $6,000,000 Village of Poynette, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project)(the "Bonds") pursuant to an Indenture of Trust dated as of August 1, 1988 (the Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of August 1, 1988 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenant(s) therein;
and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenants(s) therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                             ARTICLE I
                             ---------

                            DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1  Amendment.  "Amendment" shall mean this First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS
                           -------------

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Wisconsin.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement as of the day and year first above written.

                              STOKELY USA, INC.

                              By:
                                 ----------------------------------
                                 Stephen W. Theobald, Treasurer

                              Attest:

                              -------------------------------------
                              Leslie J. Wilson, Vice President


                              NORWEST BANK MINNESOTA, N.A.

                              By:
                                 ----------------------------------
                              Title:
                                    -------------------------------

EXHIBIT 10(ff)

                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
March 31, 1994, is by and between Stokely USA, Inc. (the
"Borrower") and NationsBank of Virginia, N.A., as trustee (the
"Trustee").

          WHEREAS, the Village of Waunakee, Wisconsin (the
"Issuer") has previously issued $4,000,000 Village of Waunakee, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of June 1, 1989 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of June 1, 1989 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenant(s) therein;
and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenant(s) therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                             ARTICLE I
                             ---------

                            DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1  Amendment.  "Amendment" shall mean this First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS
                           -------------

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Wisconsin.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement on the day and year first above written.


                              STOKELY USA, INC.

                              By:
                                 ----------------------------------
                                 Stephen W. Theobald, Treasurer

                              Attest:

                              -------------------------------------
                              Leslie J. Wilson, Vice President


                              NATIONSBANK OF VIRGINIA, N.A.

                              By:
                                 ----------------------------------
                              Title:
                                    -------------------------------

EXHIBIT 10(gg)

                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
March 31, 1994, is by and between Stokely, USA, Inc. (the
"Borrower") and NationsBank of Virginia, N.A. as trustee (the
"Trustee").

          WHEREAS, the Village of Poynette, Wisconsin (the
"Issuer") has previously issued $1,600,000 Village of Poynette, Wisconsin Refunding Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of December 1, 1989 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of December 1, 1989 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenant(s) therein;
and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenant(s) therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                             ARTICLE I
                             ---------
DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1 Amendment.  "Amendment" shall mean this First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS
                           -------------

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Wisconsin.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement on the day and year first above written.

                              STOKELY USA, INC.

                              By:
                                 ----------------------------------
                                 Stephen W. Theobald, Treasurer

                              Attest:

                              -------------------------------------
                              Leslie J. Wilson, Vice President


                              NATIONSBANK OF VIRGINIA, N.A.

                              By:
                                 ----------------------------------
                              Title:
                                    -------------------------------

EXHIBIT 10(hh)

                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
June 17, 1994, is by and between Stokely USA, Inc. (the "Borrower") and NationsBank of Virginia, N.A., as trustee (the "Trustee").

          WHEREAS, the Town of Utica, Wisconsin (the "Issuer") has previously issued $3,000,000 Town of Utica, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of June 1, 1990 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of June 1, 1990 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenants therein; and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan
Agreement to change the financial covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:


                             ARTICLE I
                             ---------

                            DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1  Amendment.  "Amendment" shall mean this First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS
                           -------------

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Wisconsin.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement on the day and year first above written.

                              STOKELY USA, INC.

                              By:
                                 ----------------------------------
                                 Stephen W. Theobald,
                                 Treasurer

                              Attest:

                              -------------------------------------
                              Leslie J. Wilson,
                              Vice President


                              NATIONSBANK OF VIRGINIA, N.A.

                              By:
                                 ----------------------------------
                                 Diana L. Schnetzka,
                                 Trust Officer

EXHIBIT 10(ii)

                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
June 17, 1994, is by and between Stokely USA, Inc. (the "Borrower") and NationsBank of Virginia, N.A., as trustee (the "Trustee").

          WHEREAS, the City of Green Bay, Wisconsin (the "Issuer") has previously issued $3,000,000 City of Green Bay, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of December 1, 1988 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of December 1, 1988 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenants therein; and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan
Agreement to change the financial covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:


                             ARTICLE I
                             ---------

                            DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1  Amendment.  "Amendment" shall mean this First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS
                           -------------

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Wisconsin.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement on the day and year first above written.

                              STOKELY USA, INC.

                              By:
                                 ----------------------------------
                                 Stephen W. Theobald,
                                 Treasurer

                              Attest:

                              -------------------------------------
                              Leslie J. Wilson,
                              Vice President


                              NATIONSBANK OF VIRGINIA, N.A.

                              By:
                                 ----------------------------------
                                 Diana L. Schnetzka,
                                 Trust Officer

EXHIBIT 10(jj)


                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
June 17, 1994, is by and between Stokely USA, Inc. (the "Borrower") and NationsBank of Virginia, N.A., as trustee (the "Trustee").

          WHEREAS, the Port of Walla Walla Public Corporation (the "Issuer") has previously issued $4,000,000 Port of Walla Walla Public Corporation Industrial Revenue Bonds, Series 1990 (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of September 1, 1990 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of September 1, 1990 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenants therein; and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan
Agreement to change the financial covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:


                             ARTICLE I
                             ---------

                            DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1  Amendment.  "Amendment" shall mean this First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS
                           -------------

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Washington.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement on the day and year first above written.

                              STOKELY USA, INC.

                              By:
                                 ----------------------------------
                                 Stephen W. Theobald,
                                 Treasurer

                              Attest:

                              -------------------------------------
                              Leslie J. Wilson,
                              Vice President


                              NATIONSBANK OF VIRGINIA, N.A.

                              By:
                                 ----------------------------------
                                 Diana L. Schnetzka,
                                 Trust Officer

EXHIBIT 10(kk)

                 FIRST AMENDMENT TO LOAN AGREEMENT
                 ---------------------------------

          This First Amendment to Loan Agreement, dated as of
June 17, 1994, is by and between Stokely USA, Inc. (the "Borrower") and NationsBank of Virginia, N.A., as trustee (the "Trustee").

          WHEREAS, the City of Jefferson, Wisconsin (the "Issuer") has previously issued $6,500,000 City of Jefferson, Wisconsin
Industrial Development Revenue Bonds, (Stokely USA, Inc. Project)
(the "Bonds") pursuant to an Indenture of Trust dated as of December 15, 1985 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of December 15, 1985 (the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan
Agreement be amended to change the financial covenants therein; and

          WHEREAS, Section 13.02 of the Indenture provides that the Loan Agreement may be amended with notice and the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the Trustee has provided notice to the owners of the Bonds and owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan
Agreement to change the financial covenant therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

          IN CONSIDERATION of the mutual covenants, conditions, and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:


                             ARTICLE I
                             ---------

                            DEFINITIONS

          When used herein, the following terms shall have the meanings specified:

          1.1  Amendment.  "Amendment" shall mean this First
Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                            ARTICLE II
                            ----------

                            AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$35,000,000" therein and replacing it with "$20,000,000"; and

               (b) Section 7.12 (ii) is amended by deleting "2 to 1" therein and replacing it with "6.0 to 1."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Loan Agreement shall be a reference to the Loan Agreement as amended by or pursuant to this Amendment.


                            ARTICLE III
                            -----------

                           MISCELLANEOUS
                           -------------

          3.1 Ratification of Loan Agreement. Except as specifically amended by this Amendment, the Loan Agreement and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

          3.2 Expenses and Attorneys' Fees. The Borrower shall pay reasonable fees and expenses incurred by the Trustee in connection with the preparation, execution, and delivery of this Amendment.

          3.3 Survival. All agreements, representations, and warranties made in this Amendment or in any document delivered pursuant to this Amendment shall survive the execution of this Amendment and the delivery of any such document.

          3.4 Governing Law. This Amendment shall be governed by the laws of the State of Wisconsin.

          3.5 Counterparts; Headings. This Amendment may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same agreement. The Article and Section headings of this Amendment are inserted for convenience of reference only and shall not constitute a part hereof.

          3.6 Severability. Any provision of this Amendment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Amendment or affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Loan Agreement on the day and year first above written.

                              STOKELY USA, INC.

                              By:
                                 ----------------------------------
                                 Stephen W. Theobald,
                                 Treasurer

                              Attest:

                              -------------------------------------
                              Leslie J. Wilson,
                              Vice President


                              NATIONSBANK OF VIRGINIA, N.A.

                              By:
                                 ----------------------------------
                                 Diana L. Schnetzka,
                                 Trust Officer

EXHIBIT 18



Deloitte & Touche
411 East Wisconsin Avenue
Milwaukee, WI  53202-4496





June 27, 1994

Stokely USA, Inc.
1055 Corporate Center Drive
Oconomowoc, WI  53066

Dear Sirs:

We have audited the consolidated financial statements of Stokely USA, Inc. as of March 31, 1994 and 1993, and for each of the three years in the period ended March 31, 1994, included in your Annual Report on Form 10-K to the Securities and Exchange Commission and have issued our report thereon dated June 17, 1994, Note C to such financial statements contains a description of the adoption during the year ended March 31, 1994 of the change in the method of valuing inventories from the last-in, first-out method to the average cost method. In our judgment, such change is to an alternative accounting principle that is preferable under the circumstances.

Yours truly,




Deloitte & Touche

EXHIBIT 22


                    SUBSIDIARIES OF STOKELY USA, INC.



OCONOMOWOC CANNING COMPANY, INC., incorporated in Wisconsin January 16,
1985.

     President                     Vernon L. Wiersma
     Vice President                John R. McCormick
     Secretary                     Robert M. Brill
     Treasurer                     Stephen W. Theobald
     Directors                     Vernon L. Wiersma
                                   Frank J. Pelisek
                                   Stephen W. Theobald


OCONO INTERNATIONAL, LTD., incorporated in U.S. Virgin Islands,
December 31, 1984.

     President                     Vernon L. Wiersma
     Secretary                     Robert M. Brill
     Treasurer                     Stephen W. Theobald
     Directors                     Vernon L. Wiersma
                                   Stephen W. Theobald
                                   Stuart Sonne


ANC EXPRESS, INC., incorporated in Iowa, July 1, 1967.

     President                     Vernon L. Wiersma
     Secretary                     Robert M. Brill
     Directors                     Vernon L. Wiersma
                                   Stephen W. Theobald


D & K FROZEN FOODS, INC., incorporated in Washington, August 22, 1977.

     President                     Vernon L. Wiersma
     Vice President                James Beal
     Treasurer                     Stephen W. Theobald
     Secretary                     Robert M. Brill
     Directors                     Vernon L. Wiersma
                                   Stephen W. Theobald

                    SUBSIDIARIES OF STOKELY USA, INC.



STOKELY MEXICANA S.A. DE C.V. (formerly ITI Proyectos S.A. de C.V.), incorporated in Mexico.


     President                     Vernon L. Wiersma
     Directors                     Vernon L. Wiersma
                                   Stephen W. Theobald
                                   Robert M. Brill
     Secretary                     Robert M. Brill



STOKELY U.K. LIMITED, incorporated in England on May 17, 1991.


     President                     Vernon L. Wiersma
     Vice President                Stephen W. Theobald
     Treasurer                     Stephen W. Theobald
     Secretary                     Leslie J. Wilson
     Directors                     Vernon L. Wiersma
                                   Stephen W. Theobald
                                   Kenneth C. Murray
                                   Leslie J. Wilson

EXHIBIT 23






                      INDEPENDENT AUDITORS' CONSENT
                      -----------------------------


We consent to the incorporation by reference in Registration Statement No. 33-18801 of Stokely USA, Inc. and subsidiaries, on Form S-8 of our report dated June 17, 1994 appearing in the Annual Report on Form 10-K of Stokely USA, Inc. and subsidiaries for the year ended March 31, 1994.









DELOITTE & TOUCHE

Milwaukee, Wisconsin
June 27, 1994