Form 10-Q
period 1994-06-30
STOKELY USA INC
filed 1994-08-15
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

             THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
           SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1994     Commission File Number 0-13943
                   ----------------                           -------


                            STOKELY USA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           WISCONSIN                             39-0513230
- - ----------------------------------  ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
- - --------------------------------------------------
(Address of principal executive office)


Registrant's telephone number, including area code:  (414) 569-1800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X       No
                               ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                                Outstanding at August 12, 1994
- - ------------------------             -------------------------------
Common Stock,                        8,324,645 Shares
$.05 par value per share

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          June 30, 1994, June 30, 1993 and
          March 31, 1994

          Consolidated Condensed Statements of                   5
          Operations - Three Months Ended
          June 30, 1994 and 1993

          Consolidated Condensed Statements of                   6
          Cash Flow - Three Months Ended
          June 30, 1994 and 1993

          Notes to Consolidated Condensed Financial              7
          Statements

          Item 2.  Management's Discussion and Analysis       8-10
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 1.  Legal Proceedings                            11

          Item 2.  Changes in Securities                        11

          Item 3.  Default Upon Senior Securities               11

          Item 4.  Submission of Matters to a Vote of           11
                   Security Holders

          Item 5.  Other Information                            11

          Item 6.  Exhibits and Reports on Form 8-K             11

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                     June 30,      June 30,    March 31,
                                       1994          1993        1994
                                   (unaudited)   (unaudited)    (note)
ASSETS                             ------------  -----------   ---------
- - ------

CURRENT ASSETS:
  Cash and cash equivalents          $  2,989     $  1,210      $  2,898
  Accounts receivable, less
  allowance of $337, $469 and $385,
    respectively                       13,218       19,744        20,817
  Refundable income taxes                 785          873         1,979
  Inventories:  Finished Products      51,339       80,228        50,256
                Raw Materials           6,505        8,263         5,000
  Prepaid Expenses                      1,039        1,484         1,983
                                    ----------    ---------     --------
    Total Current Assets               75,875      111,802        82,933


OTHER ASSETS:
  Property held for disposition (net)   3,541        8,951         3,541
  Trademarks                              819          898           838
  Other                                 3,558        5,060         3,867
                                    ----------    ---------     --------
    Total Other Assets                  7,918       14,909         8,246


PROPERTY, PLANT & EQUIPMENT, at cost  100,000       93,634        97,428
  Less accumulated depreciation        31,949       25,749        30,072
                                    ----------    ---------     --------
                                       68,051       67,885        67,356
                                    ----------    ---------     --------

TOTAL ASSETS                         $151,844     $194,596      $158,535
                                    ==========    =========     ========



See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1994 has been condensed from the audited financial statements at that date. The balance sheet at June 30, 1993 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)

                                    June 30,      June 30,     March 31,
                                      1994          1993         1994
                                  (unaudited)   (unaudited)     (note)
                                  -----------   -----------    ---------

LIABILITIES & STOCKHOLDER'S EQUITY
- - ----------------------------------

CURRENT LIABILITIES:
   Notes payable                    $  5,981      $ 14,101     $ 17,992
   Accounts payable                   19,312        24,080       13,867
   Current maturities on long-
     term debt                         3,868         2,259        3,868
   Other current liabilities           4,585         8,810        5,135
                                    ---------     ---------    ---------
                                      33,746        49,250       40,862
  Additional long-term debt
     classified as a current
       liability                                    26,195
                                    ---------     ---------    ---------
        Total Current Liabilities     33,746        75,445       40,862


LONG-TERM LIABILITIES:
   Long-term debt, less current
     maturities                       80,384        82,798       80,438


OTHER LIABILITIES:                     4,667         6,959        4,595


STOCKHOLDER'S EQUITY:
  Capital stock                          422           422          422
  Additional paid-in capital          18,665        18,638       18,661
  Retained earnings                   14,588        11,011       14,181
  Treasury stock at cost                (628)         (677)        (624)
                                    ---------     ---------    ---------
        Total Stockholder's Equity    33,047        29,394       32,640
                                    ---------     ---------    ---------

TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY        $151,844      $194,596     $158,535
                                    =========     =========    =========

See accompanying notes to consolidated condensed financial statements
(unaudited).

Note: The balance sheet at March 31, 1994 has been condensed from the audited financial statements at that date. The balance sheet at June 30, 1993 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                     Three Months Ended
                                                          June 30,
                                                      1994        1993
                                                      ----        ----
REVENUE:
- - --------

   Net Sales                                       $ 38,818    $ 56,357
   Other                                                 13         246
                                                   ---------   ---------
      Total Revenues                                 38,831      56,603


COST AND EXPENSES:
- - ------------------

   Cost of products sold                             30,243      51,152
   Selling, general & administrative expenses         5,698       8,303
   Interest                                           2,375       3,267
                                                   ---------   ---------
      Total Cost and Expenses                        38,316      62,722


EARNINGS (LOSS) BEFORE INCOME TAX (CREDIT)              515      (6,119)

INCOME TAXES (CREDIT)                                   108        (734)
                                                   ---------   ---------

NET EARNINGS (LOSS)                                $    407    $ (5,385)
                                                   =========   =========

NET EARNINGS (LOSS) PER COMMON SHARE                  $ .05      $ (.65)
                                                      ======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING                8,324,645   8,301,591
                                                   =========   =========



See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                    1994          1993
                                                    ----          ----

Net cash provided by operating activities        $ 14,899      $ 18,497
                                                  --------      --------

Cash flows from investing activities:
  Purchase of property, plant and equipment        (2,572)       (1,959)
  Proceeds from disposal of property, plant
    and equipment                                                   710
  Increase in other assets - net                     (171)          (78)
                                                   -------       -------

Net cash used in investing activities              (2,743)       (1,327)
                                                   -------       -------
Cash flows from financing activities:
  Change in short-term debt - net                 (12,011)      (17,157)
  Payments of long-term debt                          (54)          (56)
  Capital stock transactions - net                                    2
                                                 ---------      --------

Net cash used in financing activities             (12,065)      (17,211)
                                                 ---------      --------

Net increase (decrease) in cash and
  cash equivalents                                     91           (41)
Cash and cash equivalents at beginning
  of period                                         2,898         1,251
                                                 ---------      --------

Cash and cash equivalents at end of period        $ 2,989       $ 1,210
                                                 =========      ========



See accompanying notes to consolidated financial statements (unaudited).

                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of June 30, 1994 and 1993, and March 31, 1994, the consolidated condensed statements of operations for the three month periods ended June 30, 1994 and 1993, and the consolidated condensed statements of cash flow for the three month periods then ended.

The results of operations for the three months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1994, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements, located on Page 33 of the Company's Form 10-K for the year ended March 31, 1994.


2. During the fourth quarter of fiscal year 1994, the Company changed it's method of valuing it's inventories from the last-in, first-out
(LIFO) method to the average cost method. Management believes that the average cost method provides a more meaningful presentation of the Company's financial position and related financial ratios. In accordance with generally accepted accounting principles, prior financial statements have been retroactively adjusted to reflect this change. The effect of the restatement was to increase inventories and retained earnings by $5,399,000 at June 30, 1993, from the previously reported amounts. The change in accounting method had no effect on the previously reported net loss for the quarter ended June 30, 1993.


3. Supplemental cash flow disclosures: Cash payments for interest were $2,210,000 and $3,854,000 for the three months ended June 30, 1994 and 1993 respectively. Net refunds of income taxes were $1,086,000 and $3,730,000 for the three months ended June 30, 1994 and 1993 respectively.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                          ---------------------

The following is management's discussion and analysis of certain significant factors which have affected the Company's operations during the periods included in the accompanying (unaudited) consolidated condensed statements of operations and balance sheets.


FINANCIAL CONDITION

Liquidity and Capital Resources
- - -------------------------------

Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet it's short-term obligations. These measures at June 30, 1994, June 30, 1993, and
March 31, 1994 were as follows:


                              June 30,        June 30,       March 31,
                                1994            1993           1994
                              --------       ---------       ---------

Working Capital               $42,129         $36,357        $42,071
Current ratio                    2.25            1.48           2.03


Major changes in current asset and liability components included inventories, accounts receivable and short-term debt. As a result of the Company's restructuring program and the poor growing season during fiscal year 1994, finished goods inventories declined by $28,889,000 from $80,228,000 to $51,339,000 at June 30, 1993 and June 30, 1994
respectively. Accounts receivable declined $6,526,000 from $19,744,000 at June 30, 1993 to $13,218,000 at June 30, 1994 due to the lower level of sales in the first three months of fiscal year 1995 caused primarily by limited product availability. Cash generated from the current asset reductions were primarily utilized to reduce accounts payable by $4,768,000 and notes payable by $26,120,000, including a decrease of $18,000,000 in revolving credit classified as long-term.

Working capital increased $5,772,000 when comparing June 30, 1993 to June 30, 1994. The majority of this improvement was due to an $8,195,000 reduction in short-term debt resulting from a $26,195,000 reclassification of certain Industrial Revenue Bonds from current to long term, offset by a $18,000,000 reduction in the portion of revolving credit that was previously classified as long-term. A detailed discussion of the Company's debt can be found in Note F to the Consolidated Financial statements dated March 31, 1994 which were filed with the Securities and Exchange Commission on Form 10-K.

Due to the seasonal production nature of the canned and frozen vegetable processing business, the Company must maintain substantial inventories of processed vegetables throughout the year. These working capital requirements are financed primarily through short-term borrowings and deferred payment terms with major raw product and container suppliers. The Company currently has in place a loan and security agreement that provides a revolving credit facility of up to $100,000,000 for this purpose. Maximum borrowings under this facility were $35,358,000 and $68,872,000 for the three months ended June 30, 1994 and June 30, 1993 respectively and are projected to peak at less than $60,000,000 during fiscal 1995.

Management believes that the completion of the Company's restructuring program which was initiated in fiscal 1993 will further improve the Company's financial position and facilitate more profitable operations in future periods.


RESULTS OF OPERATIONS

Sales
- - -----

The Company began fiscal year 1995 with lower inventories due to lower canned vegetable production caused by a poor growing season during fiscal year 1994, combined with a restructuring related inventory reduction due to discontinuance of certain marginally profitable product lines in both the canned and frozen divisions. The limited availability of canned product and the elimination of certain product lines reduced total sales for the first three months of fiscal 1995 by $17,539,000, from $56,357,000 for the three months ended June 30, 1993 to $38,818,000 for the three months ended June 30, 1994.

Sales of canned vegetables were down approximately 24% or $9,265,000, from $38,099,000 for the three months ended June 30, 1993 to $28,834,000 for the three months ended June 30, 1994. Sales of canned private label products declined approximately $4,678,000 to $21,526,000 (75% of total canned sales) for the three months ended June 30, 1994, compared to $26,204,000 (69% of total canned sales) for the three months ended
June 30, 1993. The decline in private label sales was the result of an approximate $10,100,000 reduction in sales due to lower sales volume, offset by an approximate $5,422,000 increase in sales due to improved pricing. Sales of canned brand products declined approximately $4,587,000 to $7,308,000 (25% of total canned sales) compared to $11,895,000 (31% of total canned sales) for the three months ended June 30, 1993. Substantially all of the decline in brand sales was due to lower sales volumes.

Frozen sales declined $8,274,000 from $18,258,000 to $9,984,000 for the three months ended June 30, 1993 and 1994, respectively. Substantially all of this decline was the result of a 44% reduction in frozen sales volume. This reduction in volume was primarily the result of the elimination of certain low margin frozen products as part of the Company's restructuring program. Sales in the frozen division are now focused primarily in the Industrial and Food Service markets.

Frozen Food Service and Industrial sales decreased $4,966,000 to
$7,956,000 from $12,922,000 for the three months ended June 30, 1994 and 1993 respectively due to the elimination of certain marginally profitable product lines. As a percentage of total frozen sales, Frozen Food Service and Industrial increased to 80% from 71% for the three months ended June 30, 1994 and 1993 respectively.


Operating Costs and Expenses
- - ----------------------------

Cost of products sold as a percent of sales decreased to 78% from 91% when comparing the three months ended June 30, 1994 and 1993 respectively. The decrease in cost of goods sold as a percent of sales was due to higher selling prices, the elimination of certain low margin products, and cost reductions resulting from the Company's restructuring programs. Cost of products sold decreased $20,909,000 from $51,152,000 for the three months ended June 30, 1993 to $30,243,000 for the three months ended June 30, 1994. The decrease in cost of goods sold was due primarily to lower sales, offset in part by slightly higher per unit direct variable costs in the canned division as a result of below normal production during fiscal 1994.

Selling, general and administrative expense declined by $2,605,000, from $8,303,000 for the three months ended June 30, 1993 to $5,698,000 for the three months ended June 30, 1994. This reduction was primarily the result of lower promotional expenses associated with lower brand sales volumes, combined with a reduction in certain general and administrative costs resulting from the Company's restructuring program.


Interest Expense
- - ----------------

Interest expense decreased $892,000 to $2,375,000 during the three months ended June 30, 1994 compared to $3,267,000 for the same period of fiscal year 1994. This reduction was primarily the result of lower short term borrowings resulting from lower working capital requirements.


Net Income (Loss)
- - -----------------

Net income for the three months ended June 30, 1994 of $407,000 represented the fourth consecutive profitable quarter for the Company. The significant improvement in earnings in the three months ended
June 30, 1994 compared to the net loss of $5,385,000 reported for the three months ended June 30, 1993 was due primarily to improved margins resulting from higher market pricing, elimination of marginally profitable product lines, and reduced costs and expenses.

   PART II.   OTHER INFORMATION


        Item 1.   Legal Proceedings
                  None.

        Item 2.   Changes in Securities
                  None.

        Item 3.   Defaults Upon Senior Securities


        Item 4.   Submission of Matters to a vote of Security Holders
                  None.

        Item 5.   Other Information
                  None.

        Item 6.   Exhibits and Reports on Form 8-K

                       (a)  Exhibits:  None
                       (b)  Reports on Form 8-K:  None

                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 STOKELY USA, INC.
                                 -------------------------
                                 Registrant


Date    August 12, 1994          /s/ Stephen W. Theobald
        ---------------          -------------------------
                                 Stephen W. Theobald
                                 Vice Chairman


Date    August 12, 1994          /s/ Leslie J. Wilson
        ---------------          -------------------------
                                 Leslie J. Wilson
                                 Vice President - Finance
                                 (Principal Financial Officer)

                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 STOKELY USA, INC.
                                 -------------------------
                                 Registrant


Date    August 12, 1994
        ---------------          -------------------------
                                 Stephen W. Theobald
                                 Vice Chairman

Date    August 12, 1994
        ---------------          -------------------------
                                 Leslie J. Wilson
                                 Vice President - Finance
                                 (Principal Financial Officer)