Form 10-Q
period 1994-09-30
STOKELY USA INC
filed 1994-10-24
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

             THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
           SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1994    Commission File Number 0-13943
                    ------------------                           -------


                            STOKELY USA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           WISCONSIN                             39-0513230
- ----------------------------------  ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
- --------------------------------------------------
(Address of principal executive office)


Registrant's telephone number, including area code:  (414) 569-1800
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


Class                                Outstanding at October 21, 1994
- ------------------------             -------------------------------
Common Stock,                        8,324,645 Shares
$.05 par value per share

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          September 30, 1994, September 30, 1993
          and March 31, 1994

          Consolidated Condensed Statements of                 5-6
          Operations - Three and Six Months Ended
          September 30, 1994 and 1993

          Consolidated Condensed Statements of                   7
          Cash Flow - Three and Six Months Ended
          September 30, 1994 and 1993

          Notes to Consolidated Condensed Financial              8
          Statements

          Item 2.  Management's Discussion and Analysis       9-13
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 1.  Legal Proceedings                            14

          Item 2.  Changes in Securities                        14

          Item 3.  Default Upon Senior Securities               14

          Item 4.  Submission of Matters to a Vote of           14
                   Security Holders

          Item 5.  Other Information                            14

          Item 6.  Exhibits and Reports on Form 8-K             14

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                    September 30,  September 30,  March 31,
                                        1994           1993         1994
                                     (unaudited)    (unaudited)    (note)
ASSETS                              ------------   ------------   ---------
- ------

CURRENT ASSETS:
  Cash and cash equivalents           $  1,178     $  1,413      $  2,898
  Accounts receivable, less
  allowance of $372, $531 and $385,
    respectively                        25,369       25,532        20,817
  Refundable income taxes                               952         1,979
  Inventories:  Finished Products      125,229      109,748        50,256
                Production Supplies      4,698        4,853         5,000
  Prepaid Expenses                       1,354        1,480         1,983
                                      ---------    ---------      --------
  Total Current Assets                 157,828      143,978        82,933


OTHER ASSETS:
  Property held for disposition (net)    2,986        8,951         3,541
  Trademarks                               799          877           838
  Other                                  3,273        4,842         3,867
                                      ---------    ---------     --------
  Total Other Assets                     7,058       14,670         8,246


PROPERTY, PLANT & EQUIPMENT, at cost   101,720       94,675        97,428
  Less accumulated depreciation         33,826       27,120        30,072
                                      ---------    ---------     --------
                                        67,894       67,555        67,356
                                      ---------    ---------     --------

TOTAL ASSETS                          $232,780     $226,203      $158,535
                                     ==========    =========     ========



See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1994 has been condensed from the audited financial statements at that date. The balance sheet at September 30, 1993 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)

                                  September 30,  September 30, March 31,
                                      1994           1993         1994
                                   (unaudited)   (unaudited)     (note)
                                   -----------   -----------    ---------

LIABILITIES & STOCKHOLDER'S EQUITY
- ----------------------------------

CURRENT LIABILITIES:
   Notes payable                     $ 35,875      $ 23,985     $ 17,992
   Accounts payable                    66,701        48,476       13,867
   Current maturities on long-
     term debt                          2,458         1,954        3,868
   Other current liabilities            6,737         9,058        5,135
                                     ---------     ---------    ---------
                                      111,771        83,473       40,862
   Additional long-term debt
     classified as a current
       liability                                     26,195
                                     ---------     ---------    ---------
        Total Current Liabilities     111,771       109,668       40,862

LONG-TERM LIABILITIES:
   Long-term debt, less current
     maturities                        79,871        80,024       80,438


OTHER LIABILITIES:                      4,740         6,995        4,595


STOCKHOLDER'S EQUITY:
  Capital stock                           422           422          422
  Additional paid-in capital           18,665        18,636       18,661
  Retained earnings                    17,939        11,129       14,181
  Treasury stock at cost                 (628)         (671)        (624)
                                     ---------     ---------    ---------
        Total Stockholder's Equity     36,398        29,516       32,640
                                     ---------     ---------    ---------

TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY         $232,780      $226,203     $158,535
                                     =========     =========    =========

See accompanying notes to consolidated condensed financial statements
(unaudited).

Note: The balance sheet at March 31, 1994 has been condensed from the audited financial statements at that date. The balance sheet at September 30, 1993 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                    Three Months Ended
                                                       September 30,
                                                      1994        1993
                                                      ----        ----

REVENUE:

   Net Sales                                      $ 58,313     $ 71,148
   Other                                                86        4,354
                                                  ---------    ---------
      Total Revenues                                58,399       75,502


COSTS AND EXPENSES:

   Cost of products sold                            43,905       62,440
   Selling, general & administrative expenses        7,766        9,713
   Interest                                          2,539        3,215
                                                  ---------    ---------
      Total Costs and Expenses                      54,210       75,368

EARNINGS BEFORE INCOME TAXES                         4,189          134
INCOME TAXES                                           838           16
                                                  ---------    ---------

NET EARNINGS                                      $  3,351     $    118
                                                  =========    =========

NET EARNINGS PER COMMON SHARE                        $ .40       $  .01
                                                     ======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING               8,324,645    8,315,981
                                                  =========   ==========



See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                      Six Months Ended
                                                        September 30,
                                                      1994        1993
                                                      ----        ----

REVENUE:

   Net Sales                                      $ 97,131     $127,505
   Other                                                99        4,600
                                                  ---------    ---------
      Total Revenues                                97,230      132,105


COSTS AND EXPENSES:

   Cost of products sold                            74,148      113,592
   Selling, general & administrative expenses       13,464       18,016
   Interest                                          4,914        6,482
                                                  ---------    ---------
      Total Cost and Expenses                       92,526      138,090

EARNINGS (LOSS) BEFORE INCOME TAXES (CREDIT)         4,704       (5,985)
INCOME TAXES (CREDIT)                                  946       (  718)
                                                  ---------    ---------

NET EARNINGS (LOSS)                               $  3,758     $ (5,267)
                                                  =========    =========

NET EARNINGS (LOSS) PER COMMON SHARE                 $ .45       $ (.63)
                                                     ======     ========

WEIGHTED AVERAGE SHARES OUTSTANDING               8,324,645    8,315,839
                                                  =========   ==========



See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                      Six Months Ended
                                                        September 30,
                                                     1994          1993
                                                     ----          ----

Net cash provided by (used in) operating
  activities                                      $(13,523)     $  9,897
                                                   --------      --------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (4,292)       (3,957)
  Proceeds from disposal of property, plant
    and equipment                                      555         4,846
  Increase in other assets - net                      (366)         (224)
                                                    -------       -------

Net cash provided by (used in) investing
  activities                                        (4,103)          665
                                                    -------       -------
Cash flows from financing activities:
  Change in short-term debt - net                   17,883       ( 7,273)
  Payments of long-term debt                        (1,977)      ( 3,135)
  Capital stock transactions - net                                     8
                                                  ---------      --------

Net cash provided by (used in) financing
  activities                                        15,906       (10,400)
                                                  ---------      --------

Net increase (decrease) in cash and
  cash equivalents                                  (1,720)          162
Cash and cash equivalents at beginning
  of period                                          2,898         1,251
                                                  ---------     ---------
Cash and cash equivalents at end of period        $  1,178      $  1,413
                                                  =========     =========


See accompanying notes to consolidated financial statements (unaudited).

                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of September 30, 1994 and 1993, and March 31, 1994, the consolidated condensed statements of operations for the three and six month periods ended September 30, 1994 and 1993, and the consolidated condensed statements of cash flow for the six months then ended.

The results of operations for the three months and six months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred.
The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1994, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements, located on Page 33 of the Company's Form 10-K for the year ended March 31, 1994.


2. During the fourth quarter of fiscal 1994, the Company changed its method of valuing inventories from the last-in, first-out (LIFO) method to the average cost method. Management believes that the average cost method provides a more meaningful presentation of the Company's financial position and related financial ratios. In accordance with generally accepted accounting principles, prior financial statements have been retroactively adjusted to reflect this change. The effect of the restatement was to increase inventories and retained earnings by $5,399,000 at September 30, 1993, from the previously reported amounts. The change in accounting method had no effect on the previously reported net loss for the three months ended September 30, 1993.


3. Supplemental cash flow disclosures: Cash payments for interest were $4,420,000 and $7,088,000 for the six months ended September 30, 1994 and 1993, respectively. Net refunds of income taxes were $1,770,000 and $3,635,000 for the six months ended September 30, 1994 and 1993, respectively.

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


RESULTS OF OPERATIONS:

Six Months Ended September 30, 1994 Compared to Six Months Ended
- ----------------------------------------------------------------
  September 30, 1993
  ------------------

Net Sales
- ---------

Net sales decreased $30.4 million, or 23.8%, to $97.1 million for the six months ended September 30, 1994 compared to $127.5 million for the six months ended September 30, 1993. The reduction in sales was primarily the result of lower available canned inventories at the beginning of fiscal 1995 caused by a poor growing season during fiscal 1994 and the elimination of certain low margin or unprofitable products in both the canned and frozen divisions.

Total canned vegetable sales decreased $19.7 million, or 22.1% to $69.5 million for the six months ended September 30, 1994 compared to $89.2 million for the six months ended September 30, 1993. The decline in total canned vegetable sales was the result of a $29.2 million reduction in sales volume partially offset by a $9.5 million increase in sales due to improved pricing. Of the net decrease in sales of $19.7 million, $5.9 million was due to a reduction in sales of discontinued canned products and $13.8 million was due to a decrease in sales of continued products due to lower available inventories. Sales of private label canned products declined $13.0 million or 20.8%, to $49.6 million for the six months ended September 30, 1994, compared to $62.6 million for the six months ended September 30, 1993. The decline in private label canned sales was the result of an approximate $21.7 million reduction in sales volume, partially offset by an approximate $8.7 million increase in sales due to improved pricing. Sales of brand label canned products declined $6.7 million, or 25.3% to $19.9 million compared to $26.6 million for the six months ended September 30, 1993. Substantially all the decline in brand sales was due to lower sales volume primarily due to lower available canned inventories.

Total frozen sales declined $10.7 million, or 27.9% to $27.6 million for the six months ended September 30, 1994 compared to $38.3 million for the six months ended September 30, 1993. This reduction in sales was due primarily to the elimination of certain low margin or unprofitable frozen products. Sales of discontinued frozen products decreased $8.7 million or 76.3%, to $2.7 million for the six months ended September 30, 1994 compared to $11.4 million for the six months ended September 30, 1993.

Cost of Products Sold
- ---------------------

Cost of products sold decreased $39.5 million, or 34.8%, to $74.1 million for the six months ended September 30, 1994 from $113.6 million for the six months ended September 30, 1993. The decrease in cost of products sold was due primarily to lower sales volume in both the canned and frozen divisions. Cost of products sold as a percentage of net sales decreased to 76.3% for the six months ended September 30, 1994 compared to 89.1% for the six months ended September 30, 1993. Of this 12.8% decrease, 6.3% was due to non-restructuring-related cost reduction efforts, 4.9% was due to higher selling prices, 1.3% was due to cost reductions from the Company's restructuring efforts, and 0.3% was due to the elimination of certain low margin or unprofitable products.

Selling General and Administrative Expense
- ------------------------------------------

Selling, general and administrative expenses declined by $4.5 million, or 25.0%, to $13.5 million for the six months ended September 30, 1994 from $18.0 million for the six months ended September 30, 1993. This reduction was primarily the result of lower variable selling expenses associated with lower brand label sales volume. Selling, general and administrative expenses as a percentage of net sales declined to 13.9% for the six months ended September 30, 1994 from 14.1% for the six months ended September 30, 1993 due to lower variable selling expenses.

Interest Expense
- ----------------

Interest expense decreased $1.6 million or 24.6%, to $4.9 million for the six months ended September 30, 1994 compared to $6.5 million for the six months ended September 30, 1993. This reduction was primarily the result of lower short-term borrowings resulting from lower working capital requirements and the payment of long-term debt from the proceeds of sales of closed plants, partially offset by increases in short-term interest rates and higher financing expenses associated with the June 1993 amendment of the Revolver.

Income Taxes
- ------------

The effective income tax rate for the six months ended September 30, 1994 was 20% compared to the 12% used for calculating tax credits for the six months ended September 30, 1993. Each of the effective tax rates differ from the statutory rates due to recognition of allowable tax benefits from net operating loss carryforwards.

Net Earnings (Loss)
- -------------------

Net earnings for the six months ended September 30, 1994 were $3.8 million compared to the net loss of $5.3 million for the six months ended
September 30, 1993.

Three Months Ended September 30, 1994 Compared to Three Months Ended
- --------------------------------------------------------------------
  September 30, 1993
  ------------------

Net Sales
- ---------

Net sales decreased $12.8 million, or 18.0%, to $58.3 million for the quarter ended September 30, 1994 compared to $71.1 million for the quarter ended September 30, 1993. The reduction in sales was primarily the result of lower available canned inventories at the beginning of fiscal 1995 caused by a poor growing season during fiscal 1994 and the elimination of certain low margin or unprofitable products in both the canned and frozen divisions.

Total canned vegetable sales decreased $10.4 million, or 20.4%, to $40.7 million for the quarter ended September 30, 1994 from $51.1 million for the quarter ended September 30, 1993. The decline in total canned vegetable sales was the result of a $15.1 million reduction in sales volume partially offset by a $4.7 million increase in sales due to improved pricing. Of the net decrease in sales of $10.4 million, $2.8 million was due to a reduction in sales of discontinued canned products, and $7.6 million was due to a decrease in sales of continued products due to lower available inventories. Sales of canned private label products declined $9.9 million to $28.1 million for the quarter ended September 30, 1994, compared to $38.0 million for the quarter ended September 30, 1993. The decline in private label sales was the result of a $12.9 million reduction in sales due to lower sales volume, partially offset by a $3.0 million increase in sales due to improved pricing. Delays in receiving labels from private label customers, as a result of label changes recently mandated by the Nutrition Labeling Education Act contributed also to a delay in the Company's ability to fill customer orders during the three months ended September 30, 1994. Sales of canned brand products declined approximately $500,000 to $12.6 million for the quarter ended September 30, 1994 compared to $13.1 million for the quarter ended September 30, 1993. The decline in brand sales was the result of a $1.9 million reduction in sales volume, partially offset by a $1.4 million increase due to improved pricing.

Frozen sales declined $2.4 million, or 12.0%, to $17.6 million from $20.0 million for the quarter ended September 30, 1993. The reduction in frozen sales was due primarily to the elimination of certain low margin frozen products as part of the Company's restructuring program. Sales in the frozen division are now focused primarily on the Industrial and Food Service markets. Frozen Food Service and Industrial sales increased $400,000 to $15.6 million for the quarter ended September 30, 1994 from $15.2 million for the quarter ended September 30, 1993. As a percentage of total frozen sales, Frozen Food Service and Industrial increased to 88.6% from 76.0% for the quarter ended September 30, 1993.

Cost of Products Sold
- ---------------------

Cost of products sold decreased $18.5 million, or 29.7%, to $43.9 million for the quarter ended September 30, 1994 from $62.4 million for the quarter ended September 30, 1993. The decrease in cost of goods sold was due primarily to lower sales volume. Cost of products sold as a percent of sales decreased to 75.3% for the quarter ended September 30, 1994 compared to 87.8% for the quarter ended September 30, 1993. Of this 12.5% decrease, 6.1% was due to non-restructure related cost reduction programs, 5.3% was due to higher selling prices, 0.8% was due to restructure related cost reduction programs and 0.3 % was due to the elimination of low margin or unprofitable products.


Selling, General and Administrative Expense
- -------------------------------------------

Selling, general and administrative expense declined $1.9 million to $7.8 million for the quarter ended September 30, 1994 from $9.7 million for the quarter ended September 30, 1993. This reduction was primarily the result of lower promotional expenses associated with lower brand sales volumes, combined with a reduction in general and administrative costs resulting from the effect of the Company's restructuring program over the entire three month period in fiscal 1995.


Interest Expense
- ----------------

Interest expense decreased $676,000, or 21.0%, to $2.5 million during the quarter ended September 30, 1994 compared to $3.2 million for the quarter ended September 30, 1993. This reduction was primarily the result of lower short term borrowings resulting from lower working capital requirements.


Net Earnings (Loss)
- -------------------

Net income for the quarter ended September 30, 1994 of $3.4 million represented the fifth consecutive profitable quarter for the Company. The significant improvement in earnings in the quarter ended September 30, 1994 compared to net income of $118,000 for the quarter ended September 30, 1993 was due primarily to improved margins resulting from higher market pricing, elimination of marginally profitable product lines, and reduced costs and expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources
- -------------------------------

General
- -------

Due to the seasonal production nature of the canned and frozen vegetable processing business, the Company must maintain substantial inventories of processed vegetables throughout the year. The working capital requirements associated with producing and maintaining such inventories are financed primarily through short-term borrowings and deferred payment terms with major raw product and container suppliers. The Company's Revolver provides for borrowings up to $100.0 million as revolving credit loans. The Revolver matures on May 31, 1995. The Company believes that the Revolver is adequate to meet the Company's seasonal borrowing needs. Borrowings under the Revolver were $52.9 million at September 30, 1994 and are projected to peak at less than $60.0 million during fiscal 1995.


Cash Flows from Operating Activities
- ------------------------------------

Cash used in operations during the six months ended September 30, 1994 totaled $13.5 million. Of the total cash used, changes in operating assets and liabilities used cash of $22.2 million primarily due to an increase in inventory of $74.7 million and an increase in accounts receivable of $4.5 million, partially offset by an increase of $52.8 million in accounts payable.


Cash Flows from Investing Activities
- ------------------------------------

Net cash used in investing activities during the six months ended
September 30, 1994 were $4.1 million. Purchase of property, plant and equipment was $4.3 million during the six months ended September 30, 1994.

Capital expenditures during the six months ended September 30, 1994 were primarily related to the capacity consolidation at the Waunakee, Wisconsin facility and investment in product quality control equipment at several processing plants.


Cash Flows from Financing Activities
- ------------------------------------

During the six months ended September 30, 1994, the Company increased its borrowings under the Revolver by $17.9 million to $52.9 million. This increase was due primarily to the use of cash to fund expected seasonal increases in inventory levels.

     PART II.   OTHER INFORMATION

          Item 1.   Legal Proceedings:  None

          Item 2.   Changes in Securities:  None

          Item 3.   Defaults Upon Senior Securities:  None

          Item 4.   Submission of Matters to a vote of Security Holders

                    The Annual Meeting of Shareholders of the Company was held on August 26, 1994 for the purpose of electing four directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board of Directors' solicitation. All four of the Company's nominees were elected, each receiving the vote indicated below:

                    Orren J. Bradley
                    For                 7,169,700
                    Withheld               63,636
                    Abstain                     0
                    Broker Non Vote             0

                    James H. DeWees
                    For                 7,179,785
                    Withheld               50,651
                    Abstain                     0
                    Broker Non Vote             0

                    Carol Ward Knox
                    For                 7,183,386
                    Withheld               46,950
                    Abstain                     0
                    Broker Non Vote             0

                    Thomas H. Mount
                    For                 7,181,476
                    Withheld               48,860
                    Abstain                     0
                    Broker Non Vote             0

                    The terms of office for directors Britt, Fish, Theobald, and Wiersma expire in 1995, and the terms of office for directors Carey, Pelisek & Weix expire in 1996.

          Item 5.   Other Information:  None

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




                                   STOKELY USA, INC.
                                   -------------------------
                                   Registrant


Date      October 21, 1994         /s/ Stephen W. Theobald
          ----------------         -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman


Date      October 21, 1994         /s/ Leslie J. Wilson
          ----------------         -------------------------
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




                                   STOKELY USA, INC.
                                   -------------------------
                                   Registrant


Date      October 21, 1994
          ----------------         -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman

Date      October 21, 1994
          ----------------         -------------------------
                                   Leslie J. Wilson
                                   Vice President - Finance
                                   (Principal Financial Officer)