Form 10-Q/A
period 1994-09-30
STOKELY USA INC
filed 1994-10-28
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q/A

         (Amendment No. 1 to Form 10-Q filed on October 21, 1994)


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

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          September 30, 1994, September 30, 1993
          and March 31, 1994

          Consolidated Condensed Statements of                 5-6
          Operations - Three and Six Months Ended
          September 30, 1994 and 1993

          Consolidated Condensed Statements of                   7
          Cash Flow - Three and Six Months Ended
          September 30, 1994 and 1993

          Notes to Consolidated Condensed Financial              8
          Statements

          Item 2.  Management's Discussion and Analysis       9-13
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 4.  Submission of Matters to a Vote of           14
                   Security Holders

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

PART II.   OTHER INFORMATION

The information previously filed under this Item 4 is hereby substituted in its entirety with the following information.

     Item 4.   Submission of Matters to a vote of Security Holders

               The Annual Meeting of Shareholders of the Company was held on August 26, 1994 for the purpose of electing four directors and ratifying the Stokely USA Inc. 1994 Executive Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board of Directors' solicitation. All four of the Company's nominees were elected, each receiving the vote indicated below:

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

               Stokely USA, Inc. 1994 Executive Stock Option Plan was ratified, as indicated below. Ratification of the 1994 Executive Stock Option Plan:

               For                 6,609,443
               Withheld              501,708
               Abstain               119,185
               Broker Non Vote             0

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


Date      October 28, 1994         /s/ Stephen W. Theobald
          ----------------         -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman


Date      October 28, 1994         /s/ Leslie J. Wilson
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




                                   STOKELY USA, INC.
                                   -------------------------
                                   Registrant


Date      October 28, 1994
          ----------------         -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman

Date      October 28, 1994
          ----------------         -------------------------
                                   Leslie J. Wilson
                                   Vice President - Finance
                                   (Principal Financial Officer)