Form 10-Q/A
period 1994-09-30
STOKELY USA INC
filed 1994-12-09
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q/A

         (Amendment No. 1 to Form 10-Q filed on October 21, 1994)


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1994    Commission File Number 0-13943
                    ------------------                           -------


                            STOKELY USA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           WISCONSIN                             39-0513230
- - - - ----------------------------------  ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
- - - - --------------------------------------------------
(Address of principal executive office)


Registrant's telephone number, including area code:  (414) 569-1800
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


                           Yes   X       No
                               ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                                Outstanding at October 21, 1994
- - - - ------------------------             -------------------------------
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
                   Security Holders

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                    September 30,  September 30,  March 31,
                                        1994           1993         1994
                                     (unaudited)    (unaudited)    (note)
ASSETS                              ------------   ------------   ---------
- - - - ------

CURRENT ASSETS:
  Cash and cash equivalents           $  1,178     $  1,413      $  2,898
  Accounts receivable, less
  allowance of $372, $531 and $385,
    respectively                        25,369       25,532        20,817
  Refundable income taxes                               952         1,979
  Inventories:  Finished Products      125,229      109,748        50,256
                Production Supplies      4,698        4,853         5,000
  Prepaid Expenses                       1,354        1,480         1,983
                                      ---------    ---------      --------
  Total Current Assets                 157,828      143,978        82,933


OTHER ASSETS:
  Property held for disposition (net)    2,986        8,951         3,541
  Trademarks                               799          877           838
  Other                                  3,273        4,842         3,867
                                      ---------    ---------     --------
  Total Other Assets                     7,058       14,670         8,246


PROPERTY, PLANT & EQUIPMENT, at cost   101,720       94,675        97,428
  Less accumulated depreciation         33,826       27,120        30,072
                                      ---------    ---------     --------
                                        67,894       67,555        67,356
                                      ---------    ---------     --------

TOTAL ASSETS                          $232,780     $226,203      $158,535
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

LIABILITIES & STOCKHOLDER'S EQUITY
- - - - ----------------------------------

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


RESULTS OF OPERATIONS:

Six Months Ended September 30, 1994 Compared to Six Months Ended
- - - - ----------------------------------------------------------------
  September 30, 1993
  ------------------

Net Sales
- - - - ---------

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

Cost of Products Sold
- - - - ---------------------

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

Selling General and Administrative Expense
- - - - ------------------------------------------

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

Interest Expense
- - - - ----------------

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

Income Taxes
- - - - ------------

The effective income tax rate for the six months ended September 30, 1994 was 20% compared to the 12% used for calculating tax credits for the six months ended September 30, 1993. Each of the effective tax rates differ from the statutory rates due to recognition of allowable tax benefits from net operating loss carryforwards.

Net Earnings (Loss)
- - - - -------------------

Net earnings for the six months ended September 30, 1994 were $3.8 million compared to the net loss of $5.3 million for the six months ended
September 30, 1993.

Three Months Ended September 30, 1994 Compared to Three Months Ended
- - - - --------------------------------------------------------------------
  September 30, 1993
  ------------------

Net Sales
- - - - ---------

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

Cost of Products Sold
- - - - ---------------------

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


Selling, General and Administrative Expense
- - - - -------------------------------------------

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


Interest Expense
- - - - ----------------

Interest expense decreased $676,000, or 21.0%, to $2.5 million during the quarter ended September 30, 1994 compared to $3.2 million for the quarter ended September 30, 1993. This reduction was primarily the result of lower short term borrowings resulting from lower working capital requirements.


Net Earnings (Loss)
- - - - -------------------

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

FINANCIAL CONDITION

Liquidity and Capital Resources
- - - - -------------------------------

General
- - - - -------

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


Cash Flows from Operating Activities
- - - - ------------------------------------

Cash used in operations during the six months ended September 30, 1994 totaled $13.5 million. Of the total cash used, changes in operating assets and liabilities used cash of $22.2 million primarily due to an increase in inventory of $74.7 million and an increase in accounts receivable of $4.5 million, partially offset by an increase of $52.8 million in accounts payable.


Cash Flows from Investing Activities
- - - - ------------------------------------

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


Cash Flows from Financing Activities
- - - - ------------------------------------

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