Form 10-Q
period 1994-12-31
STOKELY USA INC
filed 1995-02-15
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   December 31, 1994    Commission File Number 0-13943
                    -----------------                           -------


                            STOKELY USA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           WISCONSIN                             39-0513230
- - - ----------------------------------  ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
- - - --------------------------------------------------
(Address of principal executive office)


Registrant's telephone number, including area code:  (414) 569-1800
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


                           Yes   X       No
                               ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                                Outstanding at February 3, 1995
- - - ------------------------             -------------------------------
Common Stock,                        11,324,645 Shares
$.05 par value per share

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          December 31, 1994, December 31, 1993
          and March 31, 1994

          Consolidated Condensed Statements of                 5-6
          Operations - Three and Nine Ended
          December 31, 1994 and 1993

          Consolidated Condensed Statements of                   7
          Cash Flows - Nine Months Ended
          December 31, 1994 and 1993

          Notes to Consolidated Condensed Financial              8
          Statements

          Item 2.  Management's Discussion and Analysis       9-16
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 1.   Legal Proceedings                           17

          Item 2.   Changes in Securities                       17

          Item 3.   Default Upon Senior Securities              17

          Item 4.   Submission of Matters to a Vote of          17
                    Security Holders

          Item 5.   Other Information                           17

          Item 6.   Exhibits and Reports on Form 8-K            18

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                    December 31,  December 31,  March 31,
                                       1994           1993         1994
                                    (unaudited)    (unaudited)    (note)
ASSETS                             ------------   ------------   ---------
- - - ------

CURRENT ASSETS:
  Cash and cash equivalents           $  1,023     $  2,340      $  2,898
  Accounts receivable, less
  allowance for losses of $412,
    $531, and $385, respectively        24,081       24,248        20,817
  Refundable income taxes                             2,695         1,979
  Inventories:  Finished Products      111,256       84,674        50,256
                Production Supplies      6,886        6,378         5,000
  Prepaid Expenses                       2,200        1,600         1,983
                                      ---------    ---------      --------
  Total Current Assets                 145,446      121,935        82,933


OTHER ASSETS:
  Property held for disposition (net)    2,986        5,510         3,541
  Trademarks                               779          857           838
  Other                                  2,270        4,806         3,867
                                      ---------    ---------     --------
  Total Other Assets                     6,035       11,173         8,246


PROPERTY, PLANT & EQUIPMENT, at cost   102,652       95,193        97,428
  Less accumulated depreciation         35,704       29,429        30,072
                                      ---------    ---------     --------
                                        66,948       65,764        67,356
                                      ---------    ---------     --------

TOTAL ASSETS                          $218,429     $198,872      $158,535
                                     ==========    =========     ========



See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1994 has been condensed from the audited financial statements at that date. The balance sheet at December 31, 1993 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)

                                   December 31,  December 30,  March 31,
                                      1994           1993         1994
                                   (unaudited)   (unaudited)     (note)
                                   -----------   -----------    ---------

LIABILITIES & STOCKHOLDER'S EQUITY
- - - ----------------------------------

CURRENT LIABILITIES:
   Notes payable                     $ 31,468      $ 30,967     $ 17,992
   Accounts payable                    40,993        28,336       13,867
   Current maturities on long-
     term debt                          2,196         2,454        3,868
   Other current liabilities            5,388         7,454        5,135
                                     ---------     ---------    ---------
                                       80,045        69,211       40,862
   Additional long-term debt
     classified as a current
       liability                                     25,495
                                     ---------     ---------    ---------
        Total Current Liabilities      80,045        94,706       40,862

LONG-TERM LIABILITIES:
   Long-term debt, less current
     maturities                        71,133        67,353       80,438


OTHER LIABILITIES:                      4,813         7,031        4,595


STOCKHOLDER'S EQUITY:
  Capital stock                           572           422          422
  Additional paid-in capital           43,605        18,636       18,661
  Retained earnings                    18,890        11,355       14,181
  Treasury stock at cost                 (629)         (631)        (624)
                                     ---------     ---------    ---------
        Total Stockholder's Equity     62,438        29,782       32,640
                                     ---------     ---------    ---------

TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY         $218,429      $198,872     $158,535
                                     =========     =========    =========

See accompanying notes to consolidated condensed financial statements
(unaudited).

Note: The balance sheet at March 31, 1994 has been condensed from the audited financial statements at that date. The balance sheet at December 31, 1993 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                    Three Months Ended
                                                        December 31,
                                                      1994        1993
                                                      ----        ----

REVENUE:

   Net Sales                                      $ 66,688     $ 71,983
   Other                                                53            3
                                                  ---------    ---------
      Total Revenues                                66,741       71,986


COSTS AND EXPENSES:

   Cost of products sold                            54,212       59,817
   Selling, general & administrative expenses        8,354       10,360
   Interest                                          3,047        3,325
                                                  ---------    ---------
      Total Costs and Expenses                      65,613       73,502

EARNINGS (LOSS) BEFORE INCOME TAXES                  1,128       (1,516)
INCOME TAXES (CREDIT)                                  177       (1,742)
                                                  ---------    ---------

NET EARNINGS                                      $    951     $    226
                                                  =========    =========

NET EARNINGS PER COMMON SHARE                        $ .10       $  .03
                                                     ======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING               9,400,732    8,346,901
                                                  =========   ==========



See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                     Nine Months Ended
                                                         December 31,
                                                      1994        1993
                                                      ----        ----

REVENUE:

   Net Sales                                      $163,819     $199,488
   Other                                               152        4,603
                                                  ---------    ---------
      Total Revenues                               163,971      204,091


COSTS AND EXPENSES:

   Cost of products sold                           128,360      173,408
   Selling, general & administrative expenses       21,818       28,377
   Interest                                          7,961        9,807
                                                  ---------    ---------
      Total Cost and Expenses                      158,139      211,592

EARNINGS (LOSS) BEFORE INCOME TAXES (CREDIT)         5,832       (7,501)
INCOME TAXES (CREDIT)                                1,123       (2,460)
                                                  ---------    ---------

NET EARNINGS (LOSS)                               $  4,709     $ (5,041)
                                                  =========    =========

NET EARNINGS (LOSS) PER COMMON SHARE                 $ .54       $ (.60)
                                                     ======     ========

WEIGHTED AVERAGE SHARES OUTSTANDING               8,684,645    8,342,194
                                                  =========   ==========



See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                     Nine Months Ended
                                                        December 31,
                                                     1994          1993
                                                     ----          ----

Net cash provided by (used in) operating
  activities                                      $(24,952)     $ 14,098
                                                   --------      --------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (5,224)       (4,475)
  Proceeds from disposal of property, plant
    and equipment                                      555         8,287
  Decrease (Increase) in other assets - net            157          (572)
                                                    -------       -------

Net cash provided by (used in) investing
  activities                                        (4,512)        3,240
                                                    -------       -------
Cash flows from financing activities:
  Change in short-term debt - net                   13,476       (   291)
  Payments of long-term debt                       (10,977)      (16,006)
  Capital stock transactions - net                  25,090            48
                                                  ---------      --------

Net cash provided by (used in) financing
  activities                                        27,589       (16,249)
                                                  ---------      --------

Net increase (decrease) in cash and
  cash equivalents                                  (1,875)        1,089
Cash and cash equivalents at beginning
  of period                                          2,898         1,251
                                                  ---------     ---------
Cash and cash equivalents at end of period        $  1,023      $  2,340
                                                  =========     =========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of December 31, 1994 and 1993, and March 31, 1994, the consolidated condensed statements of operations for the three and nine month periods ended December 31, 1994 and 1993, and the consolidated condensed statement of cash flows for the nine months then ended.

The results of operations for the three months and nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred.
The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1994, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements, located on Page 33 of the Company's Form 10-K for the year ended March 31, 1994.


2. During the fourth quarter of fiscal 1994, the Company changed its method of valuing inventories from the last-in, first-out (LIFO) method to the average cost method. Management believes that the average cost method provides a more meaningful presentation of the Company's financial position and related financial ratios. In accordance with generally accepted accounting principles, prior years' financial statements have been retroactively adjusted to reflect this change. The effect of the restatement was to increase inventories and retained earnings by $5,399,000 at December 31, 1993, from the previously reported amounts. The change in accounting method had no effect on the previously reported net loss for the nine months ended December 31, 1993.


3. Supplemental cash flow disclosures: Cash payments for interest were $7.1 million and $10.0 million for the nine months ended December 31, 1994 and 1993, respectively. Net refunds of income taxes were $1.8 million and $3.6 million for the nine months ended December 31, 1994 and 1993, respectively.

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

RESULTS OF OPERATIONS:

Three Months Ended December 31, 1994 Compared to Three Months Ended
- - - --------------------------------------------------------------------
  December 31, 1993
  ------------------

Net Sales
- - - ---------

Net sales decreased $5.3 million, or 7.4%, to $66.7 million for the quarter ended December 31, 1994 compared to $72.0 million for the quarter ended December 31, 1993. The decline in sales reflects a decline in average selling price as well as a decline in unit volume primarily attributable to discontinued items, exiting cannels of distribution and timing differences relating to certain frozen contract sales.

Total canned vegetable sales increased $6.5 million, or 13.8%, to $53.5 million for the quarter ended December 31, 1994 from $47.0 million for the quarter ended December 31, 1993. The increase in total canned vegetable sales was primarily the result of an $8.2 million increase in sales volume due to higher available inventory resulting from much improved growing and harvesting conditions in the summer of 1994. The volume increase was partially offset by a $1.7 million decrease in sales due to lower average selling prices. The decline in pricing in the third quarter ended
December 31, 1994 was due to unanticipated and significant competitive market pressures which developed late in the third quarter. As expected, selling prices had declined during the first half of the third quarter from the levels experienced during the first half of fiscal 1995, in response to last summer's record production, to levels the Company considered sustainable. Given apparent industry inventory positions, the Company did not anticipate the round of price cutting that began late in the third quarter. Nevertheless, in order to maintain market share it was necessary for the Company to respond to this new competitive environment which resulted in a substantial decline in pricing late in the third quarter. Should current prices and margins persist, they will have a significant negative impact on fourth quarter operating results.

The processed vegetable markets are extremely depressed currently, with pricing conditions in some key items at or below ten-year lows. The Company believes this situation is temporary, having been caused by an unlikely and unpredictable sequence of events that eventually led to apparent industry inventory excesses and distribution imbalances. The initial event was the Midwest flooding that occurred during the summer of 1993 and resulted in sharply curtailed yields and production.

The industry responded to the shortfall with substantially increased planted acreage in the summer of 1994. Due to excellent growing conditions in the Midwest, the crop yields on that acreage surpassed previous records. As a result, industry production exceeded the planned increases leading to excess inventories which had a negative impact on selling prices early in the third quarter. While it is difficult to explain the causes of the price declines that occurred late in the quarter, it is reasonable to conclude that inventory distribution imbalances played a part. Government mandated label changes required by the NLEA may have resulted in a disproportionate share of the late summer/early fall feature business going to the brand market at the expense of the private label market participants. While the Company's volume of canned brand and private label sales increased during the third quarter compared to the third quarter a year ago, syndicated market share data made available in December indicates that, for the category in total, private label did lose market share to the brand market during the fall. Further, the pricing strategies of some industry participants were particularly aggressive during the same period. These factors would tend to create an increasingly uneven distribution of inventories as the third quarter progressed and a corresponding increase in pressure to liquidate excesses. That pressure may have been one of the reasons that certain competitors initiated the round of price cutting that occurred late in the third quarter.

Sales of canned private label products increased $3.3 million or 9.3% to $38.8 million for the quarter ended December 31, 1994, compared to $35.5 million for the quarter ended December 31, 1993. The increase in private label sales was the result of a $4.6 million increase in sales due to higher sales volume primarily due to higher available inventory, partially offset by a $1.3 million decrease in sales due to lower pricing. Sales of canned brand products increased approximately $3.2 million or 27.8%, to $14.7 million for the quarter ended December 31, 1994 compared to $11.5 million for the quarter ended December 31, 1993. The increase in brand sales was the result of a $3.6 million increase in sales volume, partially offset by a $0.4 million decrease in pricing.

Frozen sales declined $11.8 million, or 47.2%, to $13.2 million for the quarter ended December 31, 1994 compared to $25.0 million for the quarter ended December 31, 1993. The reduction in frozen sales was due to the elimination of certain low margin frozen products and exiting certain channels of distribution as part of the Company's restructuring program and timing differences for certain frozen contract sales.

Cost of Products Sold
- - - ---------------------

Cost of products sold decreased $5.6 million, or 9.4%, to $54.2 million for the quarter ended December 31, 1994 from $59.8 million for the quarter ended December 31, 1993. The decrease in cost of goods sold was due primarily to lower sales volume. Cost of products sold as a percent of sales decreased to 81.3% for the quarter ended December 31, 1994 compared to 83.1% for the quarter ended December 31, 1993. The decrease of 1.8% in cost of products sold as a percent of sales is due primarily to lower unit manufacturing costs caused by higher production volume in fiscal 1995 partially offset by unfavorable, non-recurring cost variances related to agricultural and processing operations due to the unusual nature of last summer's processing season.

Selling, General and Administrative Expense
- - - -------------------------------------------

Selling, general and administrative expense declined $2.0 million to $8.4 million for the quarter ended December 31, 1994 from $10.4 million for the quarter ended December 31, 1993. This reduction was primarily the result of the non-recurring charge of $2.1 million incurred in the third quarter ended December 31, 1993 for settlement of a 1989 product liability claim.


Interest Expense
- - - ----------------

Interest expense decreased $0.3 million, or 9.1%, to $3.0 million during the quarter ended December 31, 1994 compared to $3.3 million for the quarter ended December 31, 1993. This reduction was primarily the result of the pay down of revolving credit loans with the $25.1 million net proceeds from the secondary stock offering completed in November, 1994.


Net Earnings
- - - ------------

Net income for the quarter ended December 31, 1994 was $1.0 million compared to net income of $226,000 for the quarter ended December 31, 1993.

Nine Months Ended December 31, 1994 Compared to Nine Months Ended
- - - -----------------------------------------------------------------
  December 31, 1993
  -----------------


Net Sales
- - - ---------

Net sales decreased $35.7 million, or 17.9%, to $163.8 million for the nine months ended December 31, 1994 compared to $199.5 million for the nine months ended December 31, 1993. The reduction in sales was the result of lower sales volume due to lower available inventories at the beginning of fiscal 1995 caused by a poor growing season during fiscal 1994 and the elimination of certain low margin or unprofitable products and distribution channels, partially offset by higher average canned prices during the first nine months of fiscal 1995.

Total canned vegetable sales decreased $13.1 million, or 9.6% to $123.0 million for the nine months ended December 31, 1994 compared to $136.1 million for the nine months ended December 31, 1993. The decline in total canned vegetable sales was the result of a $22.4 million reduction in sales volume offset by $9.3 million increase in sales due to higher pricing. Of the decrease in sales of $13.1 million, $4.0 million was due to a reduction in sales of discontinued canned products and $9.1 million was due to a decrease in sales of continued products due primarily to lower available inventories during the first three quarters of the fiscal year. Average pricing was 6.8% higher for the nine months ended December 31, 1994 due to low industry inventories referenced above during the first six months of the period. The pricing direction reversed itself in the final three months of the period.

Sales of private label canned products declined $9.6 million or 9.8%, to $88.5 million for the nine months ended December 31, 1994, compared to $98.1 million for the nine months ended December 31, 1993. The decline in private label canned sales was the result of an $18.6 million reduction in sales volume due to lower available inventories, partially offset by a $9.0 million increase in sales due to improved pricing. Sales of brand label canned products declined $3.5 million, or 9.2%, to $34.5 million compared to $38.0 million for the nine months ended December 31, 1993.
Substantially all the decline in brand sales was due to lower sales volume primarily caused by lower available canned inventories.

Total frozen sales declined $22.6 million, or 35.6%, to $40.8 million for the nine months ended December 31, 1994 compared to $63.4 million for the nine months ended December 31, 1993. This reduction in sales volume was due to lower available inventories during the first three quarters of the fiscal year and the elimination of certain low margin or unprofitable frozen products and exiting certain channels of distribution as part of the Company's restructure program. Sales of discontinued frozen products decreased $8.8 million, or 72.1%, to $3.4 million for the nine months ended December 31, 1994 compared to $12.2 million for the nine months ended December 31, 1993.

Cost of Products Sold
- - - ---------------------

Cost of products sold decreased $45.0 million, or 26.0%, to $128.4 million for the nine months ended December 31, 1994 from $173.4 million for the nine months ended December 31, 1993. The decrease in cost of products sold was due primarily to lower sales volume in both the canned and frozen divisions. Cost of products sold as a percentage of net sales decreased 8.5% to 78.4% for the nine months ended December 31, 1994 compared to 86.9% for the nine months ended December 31, 1993. Of the 8.5% decrease, 4.3% was due to higher selling prices. The remaining decrease in cost of products sold as a percent of sales is due to lower unit manufacturing costs caused by higher production volume in fiscal 1995, partially offset by unfavorable, non-recurring cost variances related to agricultural and processing operations due to the unusual nature of last summer's processing season.


Selling, General and Administrative Expense
- - - -------------------------------------------

Selling, general and administrative expenses declined by $4.5 million, or 17.1%, to $21.8 million for the nine months ended December 31, 1994 from $26.3 million (excluding a charge of $2.1 million relating to the settlement of a product liability claim) for the nine months ended December 31, 1993. This reduction was primarily the result of lower variable selling expenses related to lower sales volume. Selling, general and administrative expenses as a percentage of net sales was 13.3% for the nine months ended December 31, 1994 compared to 13.2% (excluding the product liability settlement) for the nine months ended December 31, 1993.


Interest Expense
- - - ----------------

Interest expense decreased $1.8 million, or 18.4%, to $8.0 million for the nine months ended December 31, 1994 compared to $9.8 million for the nine months ended December 31, 1993. This reduction was primarily the result of lower short-term borrowings resulting from lower working capital requirements and the payment of long-term debt from the proceeds of sales of closed plants and proceeds from the November 1994 stock offering, partially offset by increases in short-term interest rates and higher financing expenses associated with the June 1993 amendment of the Company's revolving credit facility.


Income Taxes
- - - ------------

The effective income tax rate for the nine months ended December 31, 1994 was 19.3% compared to the 32.8% used for calculating tax credits for the nine months ended December 31, 1993. Each of the effective tax rates differ from the statutory rates due to recognition of allowable tax benefits from net operating loss carryforwards.

Net Earnings (Loss)
- - - -------------------

Net earnings for the nine months ended December 31, 1994 were $4.7 million compared to the net loss of $5.0 million for the nine months ended December 31, 1993.

FINANCIAL CONDITION

Liquidity and Capital Resources
- - - -------------------------------

General
- - - -------

Due to the seasonal production nature of the canned and frozen vegetable processing business, the Company must maintain substantial inventories of processed vegetables throughout the year. The working capital requirements associated with producing and maintaining such inventories are financed primarily through short-term borrowings and deferred payment terms with major raw product and container suppliers. The Company's revolving credit facility provides for borrowings up to $100.0 million as revolving credit loans. The revolving credit facility matures on May 31, 1995. The Company believes that the revolving credit facility is adequate to meet the Company's seasonal borrowing needs. On November 25, 1994 the Company issued 3,000,000 shares of common stock to the public with net proceeds to the Company of $25.1 million being used to reduce debt under the revolving credit facility. Borrowings under the revolving credit facility were $41.5 million at December 31, 1994 and are projected to decline for the remainder of fiscal 1995.

The Company has received proposals from various lenders to provide funds under a new revolving credit agreement, which it intends to enter into in fiscal 1995. Due to the decreased working capital needs of the Company at the present time, the Company anticipates that the new revolving credit agreement will provide a smaller working capital facility, and also have a lower interest rate and less restrictive financial and operating covenants than the existing Revolver.


Cash Flows from Operating Activities
- - - ------------------------------------

Cash used in operations during the nine months ended December 31, 1994 totaled $25.0 million. Of the total cash used, changes in operating assets and liabilities used cash of $37.0 million primarily due to an increase in inventory of $62.9 million and an increase in accounts receivable of $3.3 million, partially offset by an increase of $27.1 million in accounts payable.

The increase of $62.9 million in inventory levels reflects the contrast of the 1993 and 1994 summer processing seasons. Inventory levels of March 31, 1994 were unusually low due to the poor growing and harvesting conditions of the summer of 1993 in contrast to inventory levels at December 31, 1994 which were higher due to favorable growing conditions during the summer of 1994. The increase in accounts payable of $27.1 million is due to expected seasonal increases related to the summer processing season.

Cash Flows from Investing Activities
- - - ------------------------------------

Net cash used in investing activities during the nine months ended December 31, 1994 were $4.5 million. Purchase of property, plant and equipment was $5.2 million during the nine months ended December 31, 1994. Capital expenditures during the nine months ended December 31, 1994 were primarily related to the capacity consolidation at the Waunakee, Wisconsin facility and investment in product quality control equipment at several processing plants.


Cash Flows from Financing Activities
- - - ------------------------------------

Cash provided by financing activities during the nine months ended December 31, 1994 total $27.6 million, primarily from the $25.1 million proceeds of the November 25, 1994 common stock offering.

PART II.   OTHER INFORMATION
- - - ----------------------------


Item 1.   Legal Proceedings
- - - ---------------------------

A class action lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin, by Philip D. Freeman, a Minnesota resident, against Stokely USA, Inc. (the "Company"), all of the individual members of the Board of Directors of the Company (in both their capacity as a member of the Board of Directors and as an executive officer, as applicable), William Blair & Company and Dain Bosworth, Inc. The plaintiff has brought the action pursuant to Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff alleges that he sustained losses in connection with his purchase of shares of Common Stock of the Company during the period from October 17, 1994 to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. The complaint seeks rescission and/or compensatory damages, and costs and expenses related to the bringing of the lawsuit. The Company believes that the allegations are without merit or substance, and will defend the action vigorously.


Item 2.   Changes in Securities
- - - -------------------------------

Public offering of 3,000,000 shares of common stock. (See Item 6 reference to report on Form 8-K filed November 18, 1994).



Item 3.   Default Upon Senior Securities
- - - ----------------------------------------

None



Item 4.   Submission of Matters to a Vote of Security Holders
- - - -------------------------------------------------------------

None



Item 5.   Other Information
- - - ---------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------


(b) The following reports on Form 8-K were filed during the three months ended December 31, 1994:



Date of Event:  November 18, 1994


Items Reported:   Item 5 - Other Events - Public Offering of 3,000,000
                  shares of Common Stock

Financial Statements Filed:  None




Date of Event:  December 19, 1994


Items Reported:   Item 5 - Other Events - Adverse Change in Business
                  Conditions

Financial Statements Filed:  None

                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   STOKELY USA, INC.
                                   -------------------------
                                   Registrant


Date      February 14, 1995        /s/ Stephen W. Theobald
          -----------------        -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman


Date      February 14, 1995        /s/ Leslie J. Wilson
          -----------------        -------------------------
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




                                   STOKELY USA, INC.
                                   -------------------------
                                   Registrant


Date      February 14, 1995
          -----------------        -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman

Date      February 14, 1995
          -----------------        -------------------------
                                   Leslie J. Wilson
                                   Vice President - Finance
                                   (Principal Financial Officer)