Form 10-K
period 1995-03-31
STOKELY USA INC
filed 1995-06-29
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               Commission File Number
March 31, 1995                          No. 0-13943


                             STOKELY USA, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          WISCONSIN                               39-0513230
- - -------------------------------        ---------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X
                            -----
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 1995: $65,127,036

                       Common Stock, $.05 par value


Number of shares of Common Stock, $.05 par value, outstanding as of June 15, 1995 - 11,326,441

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement to be dated June 26, 1995 (Part
III).

Page No. 2 of 68 pages
              --

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THE EXHIBITS ARE BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION AND IN ACCORDANCE WITH RULE 201 WILL BE ELECTRONICALLY FILED SUPPLEMENTALLY.

                                  PART I
                                  ------
ITEM 1.  BUSINESS
- - -----------------

(a) General Development of Business
    -------------------------------

Stokely USA, Inc. is a domestic producer of canned and frozen vegetables. The Company processes, markets and sells a broad range of vegetables under customer private labels and under the Stokely's Finest Label, Stokely's Gold label and other brand labels through the retail, foodservice and industrial channels of distribution. The Company is a large processor of private label canned vegetables in the United States, selling to many major supermarket chains, and to many food wholesalers. The Company is also an exporter of canned vegetables to Europe and Asia.

Industry Conditions and Price and Volume Fluctuations
- - -----------------------------------------------------

The Company's financial performance and growth are related to conditions in the vegetable processing industry. The United States vegetable processing industry is a mature industry, with a relatively modest .7% compounded annual growth rate from 1988 to 1994. The Company's net sales are a function of product availability and market pricing. In the vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the vegetable processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an over-supply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the over-supply. The Company typically has experienced lower margins during times of industry over-supply. There can be no assurance the Company's margins will improve in response to favorable market conditions or that the Company will be able to operate profitably during depressed market conditions.


Seasonality and Quarterly Fluctuations
- - --------------------------------------

The Company's operations are affected by the growing cycle of the vegetables it processes. Most of the Company's production occurs during the second quarter of each fiscal year (due to the timing of crop production and climate conditions) and a majority of sales occurs during the third and fourth quarters of each fiscal year (due to seasonal consumption patterns for its products). Accordingly, inventory levels are highest during the second and third quarters, and accounts receivable levels are highest during the fourth quarter. Net sales generated during the third and fourth quarter of each fiscal year have a significant impact on the Company's results of operations. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.


The Vegetable Processing Industry
- - ---------------------------------

The processed canned and frozen vegetable industry in the United States currently accounts for an estimated $7.5 billion in sales per year and is estimated to be growing at a rate of .7% per year. In addition, an estimated 98% of households in the United States purchased canned vegetables in 1989. The canned vegetable market, the Company's primary market, represented an estimated $3.0 billion in annual sales in 1993. Of the canned vegetable market, the private label channel of distribution accounts for approximately 35% of the canned vegetable industry's total retail sales.

The vegetable processing industry is characterized by several large producers, but also includes a number of smaller independently owned producers. In general, the canned and frozen processed vegetable industry is mature and capital intensive, and, as such, there have been few entrants into the market in recent years. Over the past ten years, the Company believes the industry has been characterized by plant reduction and consolidation.

The pricing structure in the canned and frozen vegetable processing industry is dependent upon the supply of agricultural products and is subject to the variable nature of agricultural production. Selling prices of canned and frozen products are a direct result of industry product supply, which correlate to plantings, growing conditions and inventories. A year of high supply generally results from two critical factors. First, inventory carryover levels provide processors with an indication of which markets might be short on product and, therefore, might hold the best promise for favorable price trends. Declining carryovers typically encourage processors to expand acreage devoted to a particular crop in anticipation of higher prices. Second, weather impacts total production through its influence on yield per acre. Favorable growing conditions typically boost yield per acre and, therefore, total production. Unfavorable growing conditions have the opposite effect. Weather impacts not only crop size, but also crop quality.

Increased plantings and improved growing conditions caused over-supply in the vegetable market during fiscal 1992 and 1993, forcing industry prices and margins downward. During the latter part of fiscal 1993 and continuing into fiscal 1994, market prices improved due to reduced plantings, unfavorable growing conditions and the consequential effects on supply and pricing. These favorable market price conditions continued during the first quarter of fiscal 1995, but industry prices declined the balance of fiscal 1995 in response to record production in the summer of 1994 and competitive market situations, including unanticipated individual pricing decisions by a few of the large processors in the industry.

Restructuring Program
- - ---------------------

Prior to fiscal 1993, the Company's principal business strategy had been to increase revenues by expanding sales of its brand products and by developing, through acquisitions, a significant frozen vegetable business. At the time, the Company believed that the brand vegetable market and frozen vegetable market tended to have higher margins than the Company's private label business and would help smooth out the price fluctuations inherent in the vegetable processing industry. This strategy, however, significantly increased the Company's operating expenses and as a result its operating margins began to deteriorate in fiscal 1991. Furthermore, the Company's acquisitions and capital expenditures were funded primarily by debt, which increased the Company's leverage and interest expense. In the early 1990s, average selling prices in the processed vegetable industry declined dramatically. The Company experienced a 7.8% selling price decline in fiscal 1991, an 8.5% decline in fiscal 1992 and a 5.9% decline in fiscal 1993. Stokely's strategy at that time, together with unfavorable market conditions, resulted in net losses (after-tax) for fiscal 1992 and 1993 of $9.9 million and $31.1 million (including a restructuring charge of $14.7 million), respectively. Commencing in June of 1992, the Board of Directors of the Company made significant management changes and adopted a new strategy. The new management team determined that in order to implement the new strategy, restructuring was necessary.

Under the direction of the new management team, the Company undertook a number of restructuring measures, including consolidating production at larger, more efficient facilities, eliminating certain low margin or unprofitable product lines, reducing operating overhead and lowering interest expense through debt reduction. As part of such restructuring, the Company recorded in fiscal 1993 a non-recurring restructuring charge of $14.7 million ($21.1 million pre-tax) relating to the write-down of the eight processing plants to be sold, closed or downsized and the costs associated therewith, including provisions for severance, consolidation costs and plant closing costs, and the write-down of inventory of discontinued product lines. In particular, the Company redefined its core products as corn, green beans, peas and root crops produced in the Midwest and Northwest, and exited the canned tomato and fruit product lines and southern frozen vegetable lines, including frozen broccoli, okra and cauliflower. Stokely also eliminated certain marginally contributing channels of distribution and facilities in its frozen vegetable business. Finally, the Company's general and administrative workforce was reduced by 25% between the end of fiscal 1992 and the end of fiscal 1994. During fiscal 1994, the Company completed the major portion of its restructuring plan by (i) selling two canning plants and two freezing plants; (ii) closing and consolidating the operations of an additional canning plant with an existing plant; (iii) closing a freezing plant that focused on retail products; and (iv) downsizing two other plants. The Company intends to sell its two remaining closed plants.

Primarily as a result of the restructuring program, the Company's fixed manufacturing expense component of costs of products sold and fixed selling, general and administrative expenses have declined from levels experienced in fiscal 1992. In addition, from the beginning of fiscal 1992 to March 1995 the Company's full-time employee seasonal workforce has been reduced due to the closing or downsizing of processing plants affected by the restructuring initiatives. The Company's total debt was also reduced as the net proceeds from the sale of processing plants and liquidation of discontinued inventories were used to pay down outstanding debt.


Business Strategy
- - -----------------

In fiscal 1993, the Company began to implement a new business strategy designed to enhance its position in certain markets and products and to facilitate the Company's ability to achieve a consistency of earnings over time. The key elements of the strategy are as follows:

    - FOCUS ON CORE PRODUCT LINES. The Company has narrowed its product focus to product lines in which it has significant market share - corn, green beans, peas and root crops - and eliminated several unprofitable non-core lines, including the canned tomato and fruit product lines and southern frozen vegetables. This focus has allowed the Company to reduce its fixed manufacturing and administrative expenses and its variable costs per unit in an industry generally characterized by a high ratio of variable to fixed costs.

    - EMPHASIZE THE PRIVATE LABEL CHANNEL OF DISTRIBUTION. Since fiscal 1992, the Company has placed significant emphasis on its presence in the private label channel of distribution. Private label has been the Company's primary distribution channel since it was established in 1920, and the Company currently holds a leading market share in this channel. In addition, the Company does not believe the three largest industry suppliers currently are emphasizing the private label channel of distribution. The Company's operating margins in private label are generally higher than the margins realized in its brand products business because of lower selling and support expenses. Other advantages of increasing its share position in the private label market in addition to sales growth include greater operating efficiency, supplier leverage, channel influence and cross-selling opportunities. The Company believes that opportunities exist to achieve share growth in this channel on an internal basis and through selective mergers or acquisitions.

    - MAINTAIN THE COMPANY'S BRAND MARKET SHARE WHILE PURSUING CHANGES IN PRODUCT MIX. The Stokely's Finest brand is one of the major brands in its primary brand geographic area of distribution, the southeastern United States. The Company has maintained its brand position while rationalizing its product line, including a 25% reduction in the number of stock keeping units (SKUs) over the last three years. The Company believes that opportunities exist to enhance consumer recognition of its brand names and to selectively expand its brand product lines by developing new brand specialty products.
    - PURSUE GROWTH OPPORTUNITIES IN FOREIGN MARKETS. Exports of processed vegetables represent a growing channel of distribution in the processed vegetable industry. The Company believes that its strengths as a leading U.S. canned corn producer and a major exporter create opportunities for the Company to expand its export sales. The Company has achieved a significant market share in exports to Germany and Scandinavia and intends to increase its emphasis on expanding export sales to Eastern Europe, Asia, Canada and Mexico.

    - IMPROVE EFFECTIVENESS AND EFFICIENCY OF FROZEN VEGETABLE BUSINESS. In order to increase its profit margins in the frozen vegetable business, the Company has downsized its frozen vegetable operations following a period of rapid expansion and redirected its sales to industrial customers. The Company generally has been able to generate higher margins on its industrial sales due to decreased packaging and promotional expenses associated with sales of frozen products in bulk. The Company plans to continue to increase its presence in this channel through the addition of new customers, and to increase its leading position in certain higher margin specialty products, while remaining one of the major players in frozen corn production, the leading category item in the frozen vegetable market.

(b) Financial Information about Products Groups
    -------------------------------------------

The Company cans, freezes and sells a variety of vegetables. Its principal products are corn, green beans, peas and root crops, including carrots, beets, mixed vegetables and potatoes. Other products processed and marketed by the Company include sauerkraut, processed dry beans and pumpkin, supplemented by purchased items such as asparagus, which is packed for Stokely by others under contractual co-pack arrangements. The following table shows, for each of the last three fiscal years, the amount and percentage of net sales for each of the Company's principal raw product groups.


                                           Fiscal Year Ended March 31,
                            --------------------------------------------------------------
                                   1995                  1994                   1993
                            ------------------     ----------------      -----------------
                              Net                   Net                   Net
                             Sales     Percent     Sales    Percent       Sales    Percent
                             -----     -------     -----    -------       -----    -------
                                             (Dollars in thousands)
 Canned Vegetables:
   Corn.................. $ 67,500      29.2%     $ 67,400    26.3%     $ 78,400     27.8%
   Green beans...........   40,000      17.3        41,500    16.2        35,800     12.7
   Peas..................   20,500       8.9        20,100     7.9        23,100      8.2
   Root crops............   13,800       6.0        14,700     5.7        13,900      5.0
   Other.................   33,300      14.3        32,000    12.5        47,200     16.8
                          --------     -----      --------    ----      --------     ----
 Total canned vegetables   175,100      75.7       175,700    68.6       198,400     70.5

Frozen Vegetables:
   Corn..................   22,200       9.6        24,700     9.7        19,600      7.0
   Peas..................   11,100       4.8        13,400     5.2         8,100      2.9
   Other.................   23,000       9.9        42,300    16.5        55,300     19.6
                          --------     -----      --------   -----      --------    -----
 Total frozen vegetables    56,300      24.3        80,400    31.4        83,000     29.5
                          --------     -----      --------   -----      --------    -----
Total canned and frozen
 vegetables               $231,400     100.0%     $256,100   100.0%     $281,400    100.0%
                          ========     =====      ========   =====      ========    =====

(c) Narrative Description of Business
    ---------------------------------

Canned Vegetables
- - -----------------

The Company produces ten different canned vegetable products, each in numerous varieties, styles and quality grades, and utilizes seven different can sizes and three different glass jar sizes. Each vegetable product is produced and sold in three to seven quality grades, which are mainly defined by maturity of the raw product. The highest grades typically are used for premium private label products and Stokely's Gold brand label products. The lower grades typically are used by customers who emphasize price value. The Company uses a white-lined can for most of its brand products.

By supplying all major can sizes in all major Midwest-type vegetables in a variety of styles, mixtures and features, as well as supplying certain other vegetables purchased for resale as accommodation items, the Company is a "full-line" or "turn" supplier to its customers. "Turn" business refers to supplying a broad line of products to a retailer on a regular basis principally in single shipments, to support that retailer's everyday needs. "Turn" business typically is sold at higher prices than "promotion" business, which usually consists of a large quantity of various items.

The Company's product development efforts are designed to respond to customer needs and emerging markets and to create more demand for its vegetable products by focusing on new varieties, styles and mixtures. The Company produces to order for certain customers based on their product specification demands. In addition, in recent years, the Company has developed and now offers no-salt versions of many of its vegetable products. The Company also has introduced new mixtures and varieties.

CORN. Corn is the Company's leading product, as measured by both sales dollars and volume. Based on industry data, in 1993, the Company was one of the largest producers of canned corn products in the United States, producing approximately 13% of all canned corn sold by United States processors. The Company's canned corn consists of various varieties (super sweet, Gold'n White, Shoepeg White Corn and traditional) and styles (whole kernel, cream style, mixtures and no-salt versions). During fiscal 1995, approximately 55% of the Company's canned corn was sold to the private label industry, 23% was sold under the Company's brand label, with an 99emphasis on special varieties for the Stokely's Gold label, and 22% was sold to the foodservice industry. The Company's corn for canned products is grown primarily in Wisconsin, Minnesota, Illinois and Iowa.

GREEN BEANS. Green beans are the Company's second highest volume product. Based on industry data, in 1993, the Company was one of the larger producers of canned green bean products in the United States, producing approximately 10% of all canned green beans sold by United States processors. The Company's canned green beans consist of various varieties (Italian flat pod beans and European slender whole green beans) and styles (cut, french style and whole). During fiscal 1995, approximately 36% of the Company's canned green beans were sold under the Company's brand label, 35% were sold to the private label industry and 29% were sold to the foodservice industry. The Company's green beans are grown primarily in Wisconsin and Michigan.

PEAS. Based on industry data, in 1993, the Company was one of the larger producers of canned peas in the United States, producing approximately 15% of all canned peas sold by United States processors. The Company's canned peas consist of various varieties (early maturing, small berry, large berry and various mixtures) and styles, including no-salt versions.
During fiscal 1995, approximately 53% of the Company's canned peas were sold to the private label industry, 29% were sold under the Company's brand labels and 18% were sold to the foodservice industry. The Company's peas are grown primarily in Wisconsin and Minnesota.

ROOT CROP VEGETABLES. The Company's root crop vegetables consist of carrots, beets, mixed vegetables and potatoes, all of which are grown primarily in Wisconsin. The Company occasionally will source root crop vegetables from various Southern states, to assure the Company has a continuous supply. Based on industry data, in 1993, the Company sold approximately 10% of all canned root crop vegetables sold by United States processors. The Company's root crop vegetable products consist of various varieties (based on count and mix) and styles (whole, sliced, crinkled slices and waffle slices). During fiscal 1995, approximately 40% of the Company's canned root crop vegetables were sold to the private label industry, 39% were sold to the foodservice industry and 21% were sold under the Company's brand labels.

OTHER VEGETABLES. The Company also cans and sells various other vegetables, including pumpkin, processed dry beans (pinto, kidney, pork'n beans and garbanzo beans) and sauerkraut. During fiscal 1995, approximately 57% of the Company's other vegetables were sold to the foodservice industry, 30% were sold to the private label industry and 13% were sold under the Company's brand labels. The Company has a major share of private label pumpkin sales in both retail and foodservice markets. Processed dry beans, such as canned kidney beans, pork'n beans, pinto beans and garbanzo beans, are processed year-round, and have a consumption pattern counter-seasonal to traditional Midwest items.


Frozen Vegetables
- - -----------------

Most of the Company's frozen vegetable products are sold through the industrial channel of distribution in bulk quantities. The Company also sells a small amount of its frozen vegetable products to the private label industry, the foodservice industry and as exports.

Each frozen vegetable is produced, frozen and sold in three to eight quality grades, which are mainly defined by maturity of the raw product. The frozen vegetable products sold through the industrial channel of distribution are sold primarily in bulk size quantities, while sales to the private label, foodservice and export markets are packaged in bulk and in individual boxes and polybags. The Company's vegetables for its frozen products are grown primarily in Washington.
CORN. The Company's frozen corn consists of various varieties (super sweet, jubilee and white) and styles (cob corn, cut corn and blends). During fiscal 1995, approximately 75% of the Company's frozen corn was sold through the industrial channel of distribution, 13% was sold to the foodservice industry and 12% was sold to the private label industry.

PEAS. The Company's frozen peas consist of various varieties (regular size and petite) and styles. During fiscal 1995, approximately 71% of the Company's frozen peas were sold through the industrial channel of distribution, 23% were sold to the private label industry and 6% were sold to the foodservice industry.

OTHER VEGETABLES. The Company also freezes and sells various other vegetables, including sugar snap peas, carrots, pearl onions and lima beans. The Company is a leading United States producer of frozen sugar snap peas. These other vegetables are sold in different varieties and styles. During fiscal 1995, approximately 80% of the Company's sales of other frozen vegetables were sold through the industrial channel of distribution, 11% were sold to the foodservice industry and 9% were sold to the private label industry.


Customers, Marketing and Sales
- - ------------------------------

General
- - -------

The Company markets and sells its canned and frozen vegetable products under private labels and its brand labels for home use, and also to the foodservice industry, including restaurants, fast food chains, hospitals, schools and the military, and to industrial accounts. The Company is a leading processor of private label canned vegetables in the United States, and sells to many major supermarket chains and other food distributors who market the products under their own label. The Company also processes and markets its vegetable products under the Stokely's Finest, Stokely's Gold and other brand labels to grocery wholesalers and grocery chain stores. The Company's foodservice sales involve sales, generally in large containers, directly to or through foodservice distributors, to purchasers of food products such as the United States government, fast food chains, restaurants and hospitals. The Company also sells its vegetable products to industrial customers who either blend, repack or use the Company's vegetable products as an ingredient.

The following table shows the net sales and percentage of total net sales contributed by the Company's brand label, private label, foodservice and frozen sales accounts for each of the last three fiscal years.

                                           Fiscal Year Ended March 31,
                            --------------------------------------------------------------
                                  1995                  1994                   1993
                            ------------------     ----------------      -----------------
                              Net                   Net                    Net
                             Sales     Percent     Sales    Percent       Sales    Percent
                             -----     -------     -----    -------       -----    -------
                                                (Dollars in thousands)
Private label.<F1>.......  $ 77,600     33.6%    $ 82,700     32.3%     $ 89,400    31.8%
Brand label.<F2>.........    53,300     23.0       49,100     19.2        61,100    21.7
Foodservice.<F3>.........    44,200     19.1       43,900     17.1        47,900    17.0
Frozen (industrial and
 other).<F4>.............    56,300     24.3       80,400     31.4        83,000    29.5
                           --------    -----     --------    -----      --------   -----
 Total...................  $231,400    100.0%    $256,100    100.0%     $281,400   100.0%
                           ========    =====     ========    =====      ========   =====

<F1>  Of the Company's total private label sales shown above, export sales totalled $16.5 million, $13.6 million and $10.9 million for fiscal 1993, 1994 and 1995, respectively.

<F2>  Of the Company's total brand label sales shown above, export sales totalled $2.2 million, $1.0 million and $.6 million and U.S. government sales (including sales through military commissaries) totalled $6.9 million, $6.1 million and $1.8 million for fiscal 1993, 1994 and 1995, respectively.

<F3>  Of the Company's total foodservice sales shown above, U.S. government sales totalled
      $12.8 million, 9.7 million and $8.2 million for fiscal 1993, 1994 and 1995, respectively.

<F4>  Sales to industrial accounts accounted for $58.0 million, $57.0 million and $41.0 million of total frozen sales shown for fiscal 1993, 1994 and 1995, respectively.


For the fiscal year ended March 31, 1995, no single customer accounted for more than 7% of the Company's total sales.


Private Label Sales
- - -------------------

The Company's private label sales involve sales to major supermarket chains and other food distributors who market the products under their own labels. Most of the Company's private label sales are canned vegetable products, although the Company sells a limited amount of frozen private label products. The Company is the leading supplier of Midwest-type canned vegetables (such as corn, green beans, peas and root crops) to the grocery private label industry, with significant private label canned corn sales.


Private label sales are made through the Company's wholly-owned subsidiary, Oconomowoc Canning Company, Inc. Approximately 80% of private label sales are made through commissioned brokerage representatives, while the remaining 20% are made direct to the customer. The Company's private label division's primary responsibilities include selling private label products, ensuring customer satisfaction, managing inventories and gaining new customers and distribution. The division includes three sales managers and a national sales manager who is the Vice President of Oconomowoc Canning Company, Inc.

Customers include most major grocery wholesalers and chains. Customer and market development efforts focus primarily on helping customers lower costs of buying, receiving and merchandising canned vegetables through a combined "partnering" approach which involves the Company's sales force meeting with key customer representatives from various divisions within the customer's organization to develop a joint logistics plan.
Development efforts also include increasing profitability by targeting higher price/quality-seeking customers in an attempt to benefit from the emerging upscale private label market.


Brand Label Sales
- - -----------------

The Company's brand label division sells brand canned vegetables to grocery wholesalers and chains. The products primarily include a complete line of Midwest-type vegetables sold under the Stokely's Finest brand name, and also include products sold under the premium Stokely's Gold brand and other regional labels. Products sold under Stokely's brand labels are marketed through independent food brokers who sell on a commission basis and provide local marketing and service support to their distributors. The Company's sales of brand label products have declined from $61.1 million, or 21.7%, of total sales during fiscal 1993 to $49.1 million, or 19.2%, of total sales during fiscal 1994. The decline was due primarily to the discontinuance of certain low margin or unprofitable product lines as part of the Company's restructuring program. The increase to $53.3 million, or 23.0% of total sales, in fiscal 1995 was due to increased inventory availability.

The Stokely's Finest brand label sales accounted for approximately 10% of total industry brand canned sales in the Midwest and Southeast United States in 1993, the Company's primary brand geographic area of distribution. Sales volume under the Stokely's Gold program, a premium line of unique vegetable varieties has nearly doubled from fiscal 1991 to fiscal 1995.

The Company sells its brand label products through a broker network under the direction of Stokely's regional sales manager. Approximately 40 independent food brokers operate in Stokely's major metropolitan markets.
This broker network focuses upon gaining display, advertising and other retailer support, in addition to ensuring customer satisfaction and developing the customer base. Marketing efforts include television advertising and print media-delivered promotions in major markets.
Initiatives that help customers increase their category profitability include the Stokely's Gold program (with the principal advantage of higher margins for both the Company and its customers) and joint brand-private label shipping options (with the competitive selling point of higher inventory turns and lower average inventories for the customer). These initiatives are instrumental in maintaining shelf presence and customer support.


Foodservice Sales
- - -----------------

Foodservice sales are made, generally in larger containers, directly to or through foodservice distributors, to purchasers of food products such as the United States government, fast food chains, restaurants and hospitals. Most foodservice sales are made through commissioned brokerage organizations. Sales efforts are managed by a Director of Foodservice Sales who is supported by three sales managers for the commercial market. The Company's largest single customer in foodservice sales is the U.S. government.

Approximately 75% of the Company's canned foodservice sales are private label, primarily to large corporate distributors and large buying groups. Foodservice distributors then sell to restaurants, schools and hospitals. Contact with foodservice distributors also cultivates relationships with national chain restaurant accounts, a growing part of the Company's foodservice business. The Company has a strong position in corn (accounting for foodservice sales of $13.5 million in fiscal 1995, which would have been approximately 16% of estimated total industry foodservice sales in 1993), a growing position in canned pumpkin, and a growing position as a supplier to national chain restaurant accounts.


Frozen Sales
- - ------------

The Company's frozen sales principally involve sales to industrial customers that either blend, repack or use the vegetable products as an ingredient. National restaurant chains are another large customer in frozen sales. The frozen sales division of the Company has been restructured and downsized to emphasize profitable products and channels. Frozen product sales are managed by the Vice President of Frozen Sales. The frozen product sales team focuses on industrial and national chain foodservice business, with a smaller presence in export sales and retail sales that can be efficiently serviced from the Company's Northwest operations. The sales group emphasizes direct sales, without broker commissions, to large corporate bulk customers.

Advertising, Promotion and Customer Service
- - -------------------------------------------

The Company's marketing effort is led by a marketing group that also is responsible for new product development, new label and package initiatives and other customer focused innovation projects in all sales divisions.
The customer service and inventory management team also support sales by ensuring customer orders are filled smoothly and inventory at various distribution centers remain at adequate levels.

The Company emphasizes responsiveness to customer needs, and the Company has invested in technology to support its Efficient Customer Response initiatives. In addition, the Company has developed modular pallets that allow customers to avoid storage costs by "cross-docking" the pallet directly to the retail outlet, allowing customers to avoid set-up labor costs when the product arrives at the retail location. The marketing team supports all marketing requirements for brand label products, and also assists other sales groups in supporting customer driven innovation in services.

The Company supports its brand marketing efforts with regional media advertising programs, including radio and television commercials, coupon circulation and newspaper advertisements, in addition to strong emphasis on in-store point-of-sale promotions. Media advertising is employed to support the Company's brand sales and is focused in the Midwest and Southeast United States geographic markets. Private label, foodservice and industrial sales are not supported by Company media advertising because the Company produces and labels the product for direct end-user marketing by the customer.

Sources of Supply
- - -----------------

The Company acquires its raw agricultural products for processing from independent growers who operate under annual contracts with the Company. Most raw agricultural production is contracted before the growing season with farmers who agree to plant and cultivate the crops. This method of securing raw product has been satisfactory to the Company and its growers, and the Company has not experienced difficulty in contracting for raw agricultural products. Contracts are negotiated in late winter for the upcoming processing season. Contracts specify, among other things, the type and quantity of raw product to be supplied as well as the price. The Company has an established base of experienced growers and has experienced only modest turnover from year to year.

The Company attempts to reduce the agricultural risk of unfavorable growing conditions by utilizing greater geographic diversity and a higher proportion of irrigated acreage than its competitors. The Company currently contracts approximately 110,000 acres in Wisconsin, Minnesota, Iowa, Illinois, Michigan and Washington, with irrigated acres accounting for approximately 40% of the total. Contracted acreage is in close proximity to producing plants due to the perishable nature of the raw product. Processing generally is performed within several hours of harvest to assure the best possible product quality.
Stokely field personnel are involved in all phases of crop production.
The Company works closely with major seed companies in the testing of improved varieties. Desirable traits include superior flavor and color retention, pest and disease resistance, yield improvement and drought resistance. Field personnel provide the proper seed variety to the grower and instruct them on the precise time to plant. This is important to assure harvest schedules that result in sufficient supplies of raw product to capture operating efficiencies associated with maximum plant output. The Company conducts periodic inspections of crops during the growing cycle and generally performs the actual harvesting for the growers.

The Company utilizes integrated pest management techniques to assure maximum control of damaging insects while minimizing the use of chemical control methods. Such techniques include field location selection for specific crops, rotation patterns, census activity during the growing season and chemical control only when necessary based on census data. This results in minimizing insect related damage problems while keeping chemical control usage well below allowable levels.

Stokely agricultural personnel monitor crop maturation rates utilizing sophisticated harvest management practices. Maturity is a primary determinant of product quality and the maturity "window" to meet a required specification is very narrow. To assure that product is harvested within this window, the Company directs all harvesting operations utilizing its own equipment and personnel. In this manner, the Company maintains proper supplies of raw product entering the processing facilities at the desired maturity level while minimizing unharvested acreage.

Cans are a major component in the final product cost for the Company's canned business, representing approximately one-third of total direct manufacturing cost. Cans are sourced principally from Ball Corporation, American National Can and Crown Cork & Seal under contract supply agreements. The Company has excellent working relationships with its can vendors and has not experienced difficulty in obtaining adequate supplies of cans for production. The Company's size allows it to source cans at a competitive price, which is a significant factor given the importance of the container cost component to the overall cost structure.


Production and Distribution
- - ---------------------------

The Company operates twelve processing plants, nine of which are dedicated to canned vegetables and three of which are dedicated to frozen vegetables. Most of the Company's raw products must be processed within hours of harvesting to maintain desired product quality, so plants are located in close proximity to the Company's principal growing areas. Following harvesting, raw products are transported to the processing facility where they are sorted, sized, cut or trimmed, washed, inspected and then canned and cooked or individually quick frozen. In addition to visual inspection, the Company increasingly relies on electronic inspection machinery that recognizes and rejects any off-color or blemished product. The Company's high emphasis on quality assurance during the production process also includes the grading and inspection of raw products, inspection of incoming cans, sampling and laboratory testing of products during production and inspection of finished goods on a sample basis prior to shipment. Monitoring systems continuously record cooking times and temperatures as well as freezing temperatures so that each product is processed according to the precise method proven to yield consistent quality results and ensure maximum retention of flavor and texture. The Company employs quality control inspectors at each facility and four food technologists supervised by the Director of Quality Management, whose primary responsibilities include quality assurance and compliance. Technologists also run tests to ensure that all standards for food safety are met or exceeded.

The Company recognizes that consistent product quality is crucial to the success of its business and has a formal program in place utilizing Total Quality Management ("TQM") techniques. These techniques employ statistical analysis that enable employees to identify problems, gather and prioritize data, evaluate solutions and implement them. An essential part of the TQM process relating to production is attribute grading, which is a statistical product evaluation technique utilized at all of the Company's plants. From thousands of non-destructive samples taken, quality assurance personnel are able to observe potentially troublesome trends developing. Supervisors are alerted who then trace problems to sources such as seed varieties, growing conditions, bird or insect damage, harvesting or handling.

Finished products are carefully monitored throughout the handling and storage process. Frozen vegetables are stored in 1,500 pound bulk containers and held in temperature controlled warehouses. Packaging of frozen product into other size containers takes place as orders are received. Finished canned goods for the Stokely brand are labeled prior to storage. Private label retail and foodservice finished goods are stored unlabeled until orders are received. The appropriate customer label is affixed at that time and the order shipped. The Company maintains a large inventory of customer-owned can labels to assure rapid order fulfillment.

In addition to producing quality products, careful storage and efficient distribution are vital to success. The Company distributes its products through its two state-of-the-art distribution centers in Wisconsin and through a network of rented forward warehouses, the largest of which are in Chattanooga, Tennessee; Indianapolis, Indiana; Orange County, California; and Tampa, Florida. The Company also ships full loads directly from its processing facilities. The Company's transportation personnel are responsible for routing goods from production plants to regional and consolidating warehouses and finally to customers. Depending on quantities and distance, finished goods are shipped by rail or truck, whichever is most cost-effective. The Company's transportation personnel have negotiated special rail rates for shipments of canned products to forward distribution centers. As a result, the Company is able to compete effectively in the large Southern California markets with processors based in the Northwest region of the United States.

Management Information Systems
- - ------------------------------

The Company depends upon the accuracy, quality and proper utilization of its management information systems to effectively manage its business.
The Company has installed both customized and purchased management information systems operating on an IBM AS/400 computer that allow for centralized data collection and management of key functions such as inventory control, accounts receivable, order processing, production control, sales and distribution, and general accounting. These systems provide concise and timely information critical to business operations and are adequate to support current operations. Currently approximately 80% of the Company's sales are ordered through electronic means.

The Company is seeking to use service innovation as a point of competitive differentiation. As it develops increasingly sophisticated programs to bring value to its customers, new demands will be placed on its information systems. In order to prepare for this, the Company recently completed an extensive evaluation of its current systems and business processes and has targeted phased implementation of new core processing systems beginning in fiscal 1996. The new systems will be more flexible and are intended to yield greater fact based analysis and decision making throughout all levels of the Company. This added analytical capability and flexibility will assist the Company in meeting the increasingly complex and rapidly evolving needs of its customers. These needs include vendor managed inventory programs, Executive Information Systems, improved customer and market region sales management, and additional Electronic Data Interchange services. Customer service, order entry and distribution system improvements are the priority for the initial implementation phase of the new systems.

Competition
- - -----------

All of the Company's products compete with those of other national, major and smaller regional food processing companies under highly competitive conditions. The principal factors of competition in the brand and private label canned vegetable business are price and product quality, availability of a broad line of products, timely delivery, and customer service and satisfaction. An additional competitive factor for the Company's brand canned products is consumer demand as developed through expenditures on advertising, sales promotion and maintenance of retail shelf space. The principal factors of competition in the Company's frozen vegetable business, which primarily involves sales to industrial customers, are price, product quality differentiation and customer service.

Three of the Company's major competitors in the brand market, Del Monte, Green Giant and Dean Foods, have greater financial and marketing resources than the Company. The Company believes it can compete effectively in the canned vegetable business by focusing on private label retail sales and core brand products, delivering consistent product quality, meeting customer service expectations, continuing to improve the Company's cost structure and focusing on capital expenditures on quality and service innovations.
The Company's principal competitors in the private label canned business are major and smaller regional companies, including Friday Canning Co., owned by Chiquita Brands. The Company's major competitors in the international export market are Friday Canning Co., Green Giant and Dean Foods, most of whom are larger and have greater resources than the Company. To date, the Company believes its major competitors have not placed significant emphasis on the private label channel of distribution. However, should such competitors in the future increase their emphasis on the private label channel of distribution, the Company's results of operations may be adversely affected.


Trademarks
- - ----------

In the course of its business, the Company uses various trademarks, trade names and service marks in the packaging and advertising of its products. "Stokely's Finest" is a registered United States trademark and is significant to the Company. Stokely's ability to compete in the brand product vegetable market depends in part upon having a nationally recognized trademark. Some of the Company's other registered United States trademarks include "School Days," "Chef's Best," "Hart," "Our Favorite," "Shellie," "Sweet & Sour Kraut" and "Meeter's Sauerkraut," "Stokely's Crisp'n Sweet Corn" and "Stokely's Gold" are registered United States trademarks on an intent-to-use basis, and Stokely has a common law rights to "Bavarian Style." While important, none of these other trademarks are as significant to the Company's business as "Stokely's Finest."



Regulations
- - -----------

The Company is subject to regulation by the Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency and various state agencies with respect to the production, packaging, labeling and distribution of its food products, and believes it is in material compliance with all applicable rules and regulations of such federal and state agencies. The principal federal laws that regulate the Company with respect to the production, packaging, labeling and distribution of its food products include: (i) the Food, Drug and Cosmetic Act of 1938, which ensures that foods are produced under sanitary conditions and are properly labeled;
(ii) the Federal Insecticide, Fungicide and Rodenticide Act, which ensures that pesticides used on food are registered with and approved by the Environmental Protection Agency; (iii) the Fair Packaging and Labeling Act, which regulates trade practices and requires that consumers receive accurate information regarding the quality and value of products; (iv) the National Label Education Act, which regulates information which must be included in food labels; and (v) the Federal Trade Commission Act, which regulates methods of competition, advertising and trade practices.

The disposal of solid and liquid vegetable waste material resulting from the preparation and processing of foods is subject to various federal, state and local laws and regulations relating to the protection of the environment. While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, Stokely believes the waste disposal systems which are now in operation or which are being constructed and designed for Stokely are sufficient to comply with all currently applicable environmental laws and regulations. Expenditures for facilities related to protection of the environment are made pursuant to the Company's capital budget and have not had, nor are they expected to have, a material effect on the earnings of the Company. The application or modification of existing, or the adoption of new laws, regulations or policies could have an adverse effect on the Company's business and results of operations.


Employees
- - ---------

At peak employment periods during the processing season, the Company employs approximately 4,060 employees, of which approximately 3,100 are seasonal and part-time production personnel, 850 are full-time, year-round production personnel, and 110 are management, sales and administration personnel. Approximately 1,670 regular hourly and seasonal employees belong to labor unions. Stokely's eight union contracts are generally three years in length and provide for average wage increases of 4.0% during fiscal 1996. During fiscal 1996, four union contracts will expire: a labor union contract covering some of the employees at Stokely's Hoopeston, Illinois and Scottville, Michigan facilities will expire on December 31, 1995, and two labor union contracts covering some of the employees at Stokely's Grandview, Washington facility will expire February 29, 1996. Stokely anticipates entering into new union contracts covering these employees on or before the expiration date of the existing union contracts. Stokely recruits migrant workers for seasonal employment at its seasonal plants and maintains migrant housing facilities in Sun Prairie, Wisconsin, Pickett, Wisconsin and Hoopeston, Illinois to accommodate those employees. The Company believes that relationships with its employees are good.


(d) Foreign Operations
    ------------------

Exports of processed vegetables represent a growing channel of distribution. From 1988 to 1993, total canned corn exports, the major component of exported processed vegetables, have grown at a compound annual rate of 15%. The Company's export sales principally involve sales of private label canned vegetables. The Company believes it is the leading exporter of canned corn to Germany and Scandinavia. The Company's export sales accounted for 8.6%, 7.4% and 6.6% of total canned sales for fiscal 1993, 1994 and 1995, respectively. The decline in fiscal 1994 was primarily due to the low yield of the corn crop that year and thus the reduced availability of corn products to export. The Company intends to continue to emphasize export sales in future years. International sales are subject to various risks, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of international and domestic export laws and regulatory requirements.
There can be no assurance the Company will be able to successfully expand its export sales, or that the Company's export sales will be profitable.
The Company's international sales organization is based in Oconomowoc, Wisconsin and sells through agents, commissioned brokers and direct sales.
In fiscal 1995, export sales accounted for 14% of the Company's total canned corn sales.

ITEM 2.  PROPERTIES
- - -------------------

Stokely's principal facilities are described below:

                          Plant and
Location                Warehouse Size           Principal Products
- - --------                --------------           ------------------
Canned Vegetable Production (Sq. ft.)
 and Distribution:
- - ---------------------------
Ackley, Iowa............    199,000      Whole kernel corn; canned dry pack
                                         beans
Cobb, Wisconsin.........     65,000      Warehouse
DeForest, Wisconsin.....    538,000      Warehouse and distribution center;
                                         center; field department office
Hoopeston, Illinois.....    240,000      Golden whole kernel corn; pumpkin
Merrill, Wisconsin......     56,000      Green, wax and romano beans
Pickett, Wisconsin......    145,000      Peas; whole kernel corn
Poynette, Wisconsin.....    345,000      Green and wax beans; sauerkraut;
                                         warehouse and distribution center
Scottville, Michigan....    238,000      Green, shellie and romano beans
Sun Prairie, Wisconsin..    108,000      Peas; peas and carrots; golden and
                                         white whole kernel corn; mixed
                                         vegetables; beets; carrots
Waunakee, Wisconsin.....    181,000      Peas; peas and carrots; whole
                                         kernel corn; beets; carrots;
                                         potatoes; mixed vegetables
Wells, Minnesota........    103,000      Peas and cream style corn

Frozen Vegetable Production:
- - ----------------------------
Grandview, Washington...     86,000      Sugar snap peas; corn
Green Bay, Wisconsin....     76,000      Peas; whole kernel corn; green
                                         beans; carrots
Walla Walla, Washington.    199,000      Peas; green zucchini; carrots;
                                         lima beans; onions; squash
Corporate Headquarters
- - ----------------------
Oconomowoc, Wisconsin...     52,000      General offices

Closed Facilities<F1>
- - ---------------------
Appleton, Wisconsin.....    121,000      Peas; canned and glass-packed
                                         beets; potatoes; carrots
Jefferson, Wisconsin....     28,000      Frozen vegetable repacking
                          ---------
   Total................  2,780,000
                          =========

<F1>  These facilities were closed during fiscal 1994 as part of the
      Company's restructuring plan and are being held for sale.

ITEM 3.  LEGAL PROCEEDINGS
- - --------------------------

A class action lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin, against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleges that he sustained losses in connection with his purchase of shares of Common Stock of the Company during the period from October 17,1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. The Company believes that the allegations are without merit or substance, and will defend the action vigorously.

A second class action lawsuit seeking to represent class members who purchased shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, was filed on May 10, 1995, in the United States District Court for the Eastern District of Wisconsin. This second lawsuit makes similar claims against the Company arising from the same facts and events. As with the first class action lawsuit, the Company believes the allegations in the second case are without merit or substance and will defend the action vigorously.

In addition to the above cases, the Company also is involved in various other legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                     Executive Officers of the Company
                     ---------------------------------

The following is a list of Stokely's officers, their ages and their positions and office at June 15, 1995.


Name                     Age  Office and Business Experience
- - ----                     ---  ------------------------------

Frank J. Pelisek         65   Chairman of the Board since 1992; Chief
                              Executive Officer June 1992-93; Director since 1983; Partner, Michael Best and
                              Friedrich, legal counsel to Stokely, since
                              1965.

Stephen W. Theobald      49   Vice Chairman and Treasurer since June 1992;
                              director since 1980; Vice President
                              Administration since 1985 when he joined
                              Stokely.

Vernon L. Wiersma        45   Chief Executive Officer since August 1993;
                              President since June 1992; Executive Vice
                              President from 1985-92; Director since 1982;
                              Vice President Stokely Operations 1983-85;
                              Controller 1975-83; joined Stokely in 1973.

Robert M. Brill          47   Vice President, General Counsel and
                              Secretary since 1990; Vice President and
                              General Counsel since 1989; Senior Partner,
                              Brill and Eustice, 1986-89; joined Stokely in 1989.

Robert Cook              44   Vice President, Operations since 1990;
                              Director of Operations since 1989; joined
                              Stokely in 1985.

Eddie W. Foster          57   Vice President, National Sales Manager since
                              1991; President, Merchandise Warehouse, Inc.
                              1990-91; President LVS Food Distributors
                              1989-90; Vice President of Marketing and
                              Sales Stokely USA, Inc. 1983-89.

Michael A. Wilkes        40   Vice President Human Resource and
                              Development since August 1993; Director
                              Total Quality Management 1991-93; Manager,
                              Management and Organization Development
                              Northrop Corporation 1983-91; joined
                              Stokely in 1991.

Kenneth C. Murray        37   Vice President, Canned Sales and Marketing
                              since 1992.  Director of Marketing and
                              Business Development since 1990 when he
                              joined Stokely.

Russell J. Trunk         54   Senior Vice President, Operations since 1992;
                              General Manager Texas/Mexico Operations from
                              1991-92; joined Stokely in 1991.

Leslie J. Wilson         51   Vice President, Finance and Chief Financial
                              and Accounting Officer since June 1992; Vice
                              President and General Manager, Packaging
                              Specialties, Inc. 1990-92; Vice President
                              Finance and Administration, Duetz-Allis
                              Credit 1976-90; joined Stokely in 1992.


Family Relationships
- - --------------------

There are no family relationships among the officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. However, Messrs. Wiersma, Theobald, Murray, Trunk and Wilson each are parties to certain change of control contingent employment agreements, and Mr. Wilson is a party to an employment agreement with the Company, each of which is more fully described, and hereby incorporated by reference from the Company's definitive Proxy Statement, dated June 26, 1995. All officers hold office for one year and until their successors shall have been duly elected and qualified.

                                  PART II
                                  -------



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
         --------------


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


                         Common Stock Price Range
                         ------------------------

                            (dollars per share)

                                Market Price
                             High          Low
1995                         ----          ---
- - ----
First Quarter               10 1/2        7 7/8
Second Quarter              12 1/4        9 1/4
Third Quarter               10 1/4        5
Fourth Quarter               6 1/8        5 1/8

1994
- - ----
First Quarter               10 1/8        5 3/4
Second Quarter               9 3/4        7 3/4
Third Quarter                9 5/8        7 3/4
Fourth Quarter               8 3/4        6 7/8

(b) Holders
    -------

At June 15, 1995, there were 1,082 holders of record of the shares of common stock.


(c) Dividends
    ---------

The Company discontinued the payment of quarterly dividends during the first quarter of the fiscal year ended March 31, 1993. Since that time, the Company has not declared or paid any cash dividends on its shares of Common Stock, and does not anticipate paying such dividends in the foreseeable future. The Company's long-term debt agreements contain certain conditions and provisions which restrict the Company's payment of dividends. At March 31, 1995, all of the retained earnings were restricted as to the payment of cash dividends.

For information regarding restriction of the payment of cash dividends, see Note D to Notes to Consolidated Financial Statements for the year ended March 31, 1995, in Item 8 of this annual report.

ITEM 6.  SELECTED FINANCIAL DATA
- - --------------------------------
(Dollars in thousands except per share data)

                                             Years ended March 31,
                             1995         1994        1993         1992         1991
- - ----------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales                 $231,422      $256,145    $281,382     $280,368     $257,520
Other revenues                 517         4,691       2,145          676        1,090
- - ----------------------------------------------------------------------------------------
  Total net revenues       231,939       260,836     283,527      281,044      258,610
Cost of product sold       186,814       216,392     249,982      238,804      204,922
Selling, general and
 administrative expenses    33,617        36,476      42,139       48,481       40,902
Nonrecurring charge                                   21,145<F2>
- - ----------------------------------------------------------------------------------------
Operating earnings(loss)    11,508         7,968     (29,739)      (6,241)      12,786
Interest expense            10,796        12,710      12,721        8,592        7,082
- - ----------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes (credits)and
 cumulative effect of
 change in accounting
 principle                     712        (4,742)    (42,460)     (14,833)      5,704
Income taxes (credits)         142        (2,527)    (12,983)      (4,931)      1,888
- - ----------------------------------------------------------------------------------------
Earnings (loss) before
 cumulative effect of
 change in accounting
 principle                     570        (2,215)    (29,477)      (9,902)      3,816
Cumulative effect of change
 in method of accounting for
 postretirement benefits (net
 of income taxes of $850)                             (1,650)
- - ----------------------------------------------------------------------------------------
  Net earnings (loss)      $   570      $ (2,215)   $(31,127)     $(9,902)    $ 3,816
- - ------------------------================================================================

COMMON STOCK DATA

Net earnings (loss)
 per share                   $ .06       $ (.27)      $(3.75)<F1> $(1.19)      $ .46
Dividends per share                                               $  .20      $  .20
Stockholders' equity
 per share                  $ 5.15       $ 3.92       $ 4.18        7.93        9.33
Average shares out-
 standing (thousands)        9,336        8,320        8,302       8,288       8,287
Shares outstanding at
 year-end (thousands)       11,325        8,325        8,316       8,291       8,282

<F1>  Includes $.20 per share loss due to post-retirement benefits accounting method change.
      See Note G to Notes to Consolidated Financial Statements.
<F2>  See Note K to Notes to Consolidated Financial Statements.

/TABLE

ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
- - --------------------------------------------
(Dollars in thousands except per share data)

                                             Years ended March 31,
                             1995         1994        1993         1992         1991
- - ----------------------------------------------------------------------------------------
BALANCE SHEET AND FINANCIAL DATA
- - ----------------------------------------------------------------------------------------
Working capital           $ 68,052     $ 42,071    $ 40,626     $ 80,064     $ 84,584
Current ratio                 2.69         2.03        1.38         2.39         2.60
Property, plant and
 equipment - net            68,597       67,356      68,419       90,794       72,078
Depreciation                 7,508        7,230       9,286        8,461        6,835
Capital expenditures - net   6,405        4,736      10,367       21,666       18,033
Total assets               181,294      158,535     232,843      233,737      213,067
Long-term debt              78,497       80,438      82,854       96,466       70,604
Stockholders' equity        58,378       32,640      34,777       65,761       77,266
Cash dividends declared                                            1,658        1,658
- - ----------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------


The Company's financial performance and growth are directly related to certain characteristics and trends in the vegetable processing industry. The United States vegetable processing industry is a mature industry, with a relatively modest .7% compounded annual growth rate from 1989 to 1994. Therefore, any significant sales growth that may be experienced by the Company likely would come at the expense of the loss of market share by another processor, but also may occur through efforts designed to promote increased consumption, such as through the introduction of new or improved products or through increased sales internationally, where the processed vegetable market is currently growing.

The Company's net sales are affected by product availability and market pricing. In the vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which may vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the vegetable processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the oversupply. The Company typically has experienced lower margins during times of industry oversupply. There can be no assurance the Company's margins will improve in response to favorable market conditions or that the Company will be able to operate profitably during depressed market conditions.


Restructure Program
- - -------------------

In addition to the effects of vegetable processing industry conditions and trends, the Company's restructuring initiatives, commenced in fiscal 1993, have impacted its financial performance in fiscal 1993, 1994 and 1995. The restructuring initiatives included consolidating production at larger, more efficient facilities, eliminating marginally profitable and unprofitable product lines, reducing operating overhead and lowering interest expense through debt reduction. As part of such restructuring, the Company recorded in fiscal 1993 a nonrecurring restructuring charge of $14.7 million ($21.1 million pretax) relating to the write-down of the eight processing plants to be sold, closed or downsized and the costs associated therewith, including provisions for severance, consolidation costs and plant closing costs, and the write-down of inventory of discontinued product lines.

The table below sets forth the balances, on a pretax basis, of the major categories of the restructure reserves provided in fiscal 1993 to March 31, 1995. The reserve amounts for property, plant and equipment and inventory are noncash write-offs of recorded assets. The amounts for other reserves are for future cash outflows for costs and expenses related to consolidation of facilities and plant carrying costs.


                                        Restructure Reserves
- - -----------------------------------------------------------------
                            Property,
                             plant &
(In thousands)              equipment   Inventory  Other   Total
- - -----------------------------------------------------------------

Originally provided          $12,675     $2,642   $5,828  $21,145

Balance at March 31, 1993     12,675      2,642    5,376   20,693

Balance at March 31, 1994      3,926      3,000      283    7,209

Balance at March 31, 1995      2,094        667      125    2,886

- - -----------------------------------------------------------------


During fiscal 1994, the Company completed the sale of four of the eight processing plants identified in the restructuring initiatives. In addition, the capacity consolidation scheduled for one of the eight processing plants was completed in 1994. Generally, the net proceeds from the plant sales exceeded original estimates; however, the proceeds from the sale of related discontinued products inventory were overestimated, due primarily to the sale of certain frozen Southern vegetable products at less than anticipated prices. Accordingly, a portion of the property, plant and equipment and other restructure reserves were reclassified for use in the liquidation of inventory.

During the fourth quarter of fiscal 1995, the Company re-evaluated some of the capacity consolidation elements of its restructure program. As a result, corn production capacity at its Hoopeston, Illinois, facility will continue in service on a limited basis to assure greater geographic growing and harvesting risk distribution. The related property, plant and equipment restructure reserves were reclassified to other restructure reserves and used primarily in the completion of other capacity consolidation projects in the restructuring plan.

With the exception of the sale of two idled processing facilities and a limited amount of discontinued inventory, the restructure program is substantially complete and the intended benefits have been achieved. The properties held for sale and discontinued inventories are expected to be sold in fiscal 1996. Based on the Company's current review and evaluation, the remaining reserves at March 31, 1995, are considered adequate for the sale of the idled plants and discontinued inventory.

Primarily as a result of the restructuring program, the Company's fixed manufacturing expense component of cost of products sold and fixed selling, general and administrative expenses have declined from levels experienced in fiscal 1992. In addition, from the beginning of fiscal 1992 to March 1995, the Company's full-time employee workforce has been reduced by approximately 250 employees, primarily due to the restructuring initiatives, and the Company's seasonal workforce has been reduced by approximately 1,000 employees due to the closing or downsizing of processing plants affected by the restructuring initiatives. The cost savings associated with these restructuring initiatives were largely realized by the end of fiscal 1994.

The Company's interest expense decreased during fiscal 1995, despite a general increase in interest rates, primarily due to a lower level of borrowings caused by lower inventories and the reduction of debt with the proceeds of the November 1994 stock offering.


Income Taxes
- - ------------

In fiscal 1995, the effective tax rate used for calculating the tax provision for the Company was 20%, which differed from statutory rates due primarily to allowable tax benefits from net operating losses. At March 31, 1995, the Company had net operating loss carryforwards of $23.3 million and tax credit carryforwards of $2.9 million, which are expected to continue to reduce and/or offset tax liabilities in future years.

RESULTS OF OPERATIONS
- - ---------------------

Fiscal Year Ended March 31, 1995, Compared to Fiscal Year Ended March 31,
1994

Net Sales
- - ---------

Net sales in fiscal 1995 decreased $24.7 million, or 9.6%, to $231.4 million from $256.1 million in fiscal 1994. The reduction in sales was primarily the result of the elimination of certain low margin or unprofitable products and distribution channels as part of the Company's restructure program implemented during fiscal 1994. Lower sales volume due to lower available inventories at the beginning of fiscal 1995, caused by a poor growing season during fiscal 1994, also contributed to the decline in sales in fiscal 1995. These volume shortfalls were only partially offset by slightly higher average pricing.

Total canned vegetable sales decreased $622,000, or .4%, to $175.1 million in fiscal 1995 from $175.7 million in fiscal 1994. The decline in total canned vegetable sales was the result of an $8.5 million reduction in sales volume offset by a $7.9 million increase in sales due to higher pricing.
Of the net decrease in sales of $622,000, $7.5 million was due to a reduction in sales of discontinued products, partially offset by a $6.9 million increase in sales of continued products. Average unit pricing was 4.7% higher for fiscal 1995 due primarily to low industry inventories during the first half of fiscal 1995. Average unit prices declined 6.5% in the last six months of fiscal 1995 compared to the first six months of fiscal 1995.

As expected, selling prices declined from the levels experienced early in fiscal 1995, in response to last summer's record production, to levels the Company considered sustainable. Given apparent industry inventory positions, the Company did not anticipate the round of price cutting that began late in the third quarter. Nevertheless, in order to maintain market share, it was necessary for the Company to respond to this new competitive environment which resulted in a substantial decline in pricing late in the third quarter. These depressed market conditions persisted during the fourth quarter of fiscal 1995 causing sharply lower profit margins for the Company.

Pricing conditions in the processed vegetable markets remain extremely depressed currently, with pricing for corn below levels experienced in recent memory. The Company believes this situation is temporary, having been caused by an unlikely and unpredictable sequence of events that eventually led to apparent industry inventory excesses and distribution imbalances. The initial event was the Midwest flooding that occurred during the summer of 1993 and resulted in sharply curtailed yields and production. The industry responded to the shortfall with a substantial increase in planted acreage in the summer of 1994. Due to excellent growing conditions in the Midwest, the crop yields on that acreage surpassed previous records. As a result, industry production exceeded the planned increases leading to excess inventories which had a negative impact on selling prices. However, pricing declined dramatically late in the third quarter, and based on industry and market information first available in late 1994 and 1995 to date, inventory distribution imbalances may have played a part. Government mandated label changes required by the Nutrition Labeling Education Act (NLEA) may have resulted in a disproportionate share of the late summer/early fall feature business going to the brand market at the expense of the private label market participants. While the Company's volume of canned brand and private label sales increased during the third quarter compared to the third quarter a year ago, syndicated market share data made available in December indicated that, for the category in total, private label did lose market share to the brand market during the fall. Further, the pricing strategies of some industry participants were particularly aggressive during the same period. These factors would tend to create an increasingly uneven distribution of inventories as the third quarter progressed and a corresponding increase in pressure to liquidate excesses.

This pricing environment persisted during the fourth quarter of fiscal 1995. The Company does anticipate improvement during the course of fiscal 1996 due to reduced industry planting and production. Assuming those reductions and the absence of the events that negatively impacted the market in late fiscal 1995, the Company believes selling prices and margins should improve in the second half of fiscal 1996.

Sales of private label canned products declined $4.7 million, or 3.7%, to $121.8 million in fiscal 1995, compared to $126.5 million in fiscal 1994. The decline in private label canned sales was the result of an $11.3 million reduction in sales volume due primarily to lower available inventories, partially offset by a $6.6 million increase in sales due to improved pricing. Sales of brand label canned products increased $4.1 million or 8.3%, to $53.3 million in fiscal 1995 compared to $49.2 million in fiscal 1994. The increase in brand sales was due to a $4.8 million increase in sales volume, offset by a $700,000 decrease in sales due to lower pricing.

Total frozen sales declined $24.1 million, or 30.0%, to $56.3 million in fiscal 1995 compared to $80.4 million in fiscal 1994. The decline in sales was the result of a $18.3 million reduction in sales volume due primarily to the elimination of certain low margin or unprofitable frozen products and exiting certain channels of distribution as part of the Company's restructure program. Sales of discontinued frozen products decreased $14.0 million, or 78.7%, to $3.8 million in fiscal 1995 compared to $17.8 million in fiscal 1994. Also contributing to the decline in sales was a $5.8 million decrease in sales due to lower pricing caused primarily by exiting certain higher priced but lower margin product lines and distribution channels as part of the Company's restructure program.


Cost of Products Sold
- - ---------------------

Cost of products sold decreased $29.6 million, or 13.7%, to $186.8 million in fiscal 1995 from $216.4 million in fiscal 1994. The decrease in cost of products sold was due primarily to the lower sales volume in both the canned and frozen divisions. Cost of products sold as a percentage of net sales decreased 3.8% to 80.7% in fiscal 1995 compared to 84.5% in fiscal 1994. Of the 3.8% decrease, 2.0% was due to higher selling prices. The decrease in cost of products sold as a percent of sales is also due to lower unit manufacturing costs caused by higher production volume in fiscal 1995, partially offset by unfavorable, nonrecurring cost variances related to agricultural and processing operations caused by the unusual nature of last summer's processing season. The improvement in cost of sales ratio also reflects the elimination of higher cost but marginally unprofitable product lines as part of the Company's restructure program.



Selling, General and Administrative Expense
- - -------------------------------------------

Selling, general and administrative expenses declined by $759,000, or 2.2%, to $33.6 million in fiscal 1995 from $34.4 million (excluding a charge of $2.1 million relating to the settlement of a product liability claim) in fiscal 1994. This reduction was primarily the result of lower variable selling expenses related to lower sales volume. Selling, general and administrative expenses as a percentage of net sales was 14.5% in fiscal 1995 compared to 13.4% (excluding the product liability settlement) in fiscal 1994.


Interest Expense
- - ----------------

Interest expense decreased $1.9 million, or 15.0%, to $10.8 million in fiscal 1995 compared to $12.7 million in fiscal 1994. This reduction was primarily the result of lower short-term borrowings resulting from lower working capital requirements. In addition, long-term debt levels were reduced by the proceeds of sales of closed plants, and short-term borrowings were further reduced by proceeds from the November 1994 stock offering. The savings from lower borrowing levels were partially offset by increases in short-term interest rates and higher financing expenses associated with the June 1993 amendment of the Company's revolving credit facility during fiscal 1994.


Income Taxes
- - ------------

The effective income tax rate in fiscal 1995 was 20% compared to the 53.3% used for calculating tax credits in fiscal 1994. The 1995 effective tax rate differs from the statutory rates due primarily to allowable tax benefits from net operating loss carryforwards.


Net Earnings (Loss)
- - -------------------

Net earnings in fiscal 1995 were $570,000 compared to a net loss of $2.2 million in fiscal 1994.

FISCAL YEAR ENDED MARCH 31, 1994, COMPARED TO FISCAL YEAR ENDED MARCH 31,
1993

Net Sales
- - ---------

Net sales in fiscal 1994 decreased $25.3 million, or 9.0%, to $256.1 million from $281.4 million in fiscal 1993. Limited supplies of available canned finished goods inventory caused by a poor growing season was the primary reason for the decline. This volume shortfall was only partially offset by a modest improvement in pricing.

Total canned vegetable sales decreased $22.7 million, or 11.4%, to $175.7 million in fiscal 1994 from $198.4 million in fiscal 1993. The decline in sales in fiscal 1994 was substantially due to lower available inventory of canned vegetables caused by a poor growing season in fiscal 1994, partially offset by a 3.3% improvement in canned division pricing. In fiscal 1994, sales of discontinued canned vegetables totaled $8.8 million. Sales of private label canned products declined $10.6 million, or 7.7%, to $126.5 million in fiscal 1994 compared to $137.1 million in fiscal 1993. The decline in private label sales was a result of an $18.8 million, or 13.7%, reduction in sales due to lower sales volume, partially offset by an $8.2 million, or 6.0%, increase in sales due to improved pricing experienced in the second half of fiscal 1994. Sales of brand label canned products declined by $12.1 million, or 19.7%, to $49.2 million in fiscal 1994 compared to $61.3 million in fiscal 1993. The decline in brand label sales was a result of an $11.0 million, or 17.9%, reduction in sales due to lower sales volume, and a $1.1 million, or 1.8%, decrease in sales due to lower prices.

Total frozen sales declined $2.6 million, or 3.1%, to $80.4 million in fiscal 1994 compared to $83.0 million in fiscal 1993. This reduction in frozen sales was primarily the result of a 3.7% decrease in pricing related to elimination of higher priced but marginally unprofitable products and the sale of related inventories. In fiscal 1994, sales of discontinued frozen vegetables totaled $17.8 million.


Other Revenue
- - -------------

Other revenue of $4.7 million in fiscal 1994 included revenues of $4.1 million resulting from insurance claim proceeds related to reconstruction costs at the Company's fire damaged Hoopeston, Illinois, facility. See Note J of Notes to Consolidated Financial Statements.


Cost of Products Sold
- - ---------------------

Cost of products sold decreased $33.6 million, or 13.4%, to $216.4 million in fiscal 1994 from $250.0 million in fiscal 1993. The decrease in cost of products sold was due primarily to lower sales volume. Cost of products sold as a percentage of net sales declined to 84.5% in fiscal 1994 compared to 88.8% in fiscal 1993. This decline resulted primarily from the elimination of low margin product lines. Average variable manufacturing costs remained relatively flat in fiscal 1994 compared to fiscal 1993 despite adverse weather-related production conditions.


Selling, General and Administrative Expenses
- - --------------------------------------------

Total selling, general and administrative expenses decreased $7.7 million, or 18.3%, to $34.4 million, excluding a charge of $2.1 million relating to the settlement of a product liability claim in fiscal 1994, from $42.1 million in fiscal 1993. This decrease was in part due to a $4.1 million decrease in sales promotions, related primarily to lower canned brand label sales in fiscal 1994, and a decrease of $3.6 million in other administrative expenses, due to cost reduction and other expense control programs instituted by the Company. Selling, general and administrative expenses as a percentage of net sales declined to 14.2% in fiscal 1994 compared to 15.0% in fiscal 1993 primarily due to restructuring initiatives which lowered fixed general and administrative expenses. The product liability claim in fiscal 1994 relates to an acquired business and predates the Company's acquisition of such business. Had the $2.1 million product liability charge not occurred, selling, general and administrative expenses as a percentage of net sales in fiscal 1994 would have been 13.4% rather than 14.2%.


Interest Expense
- - ----------------

Interest expense totaled $12.7 million in fiscal 1994 and $12.7 million in fiscal 1993. Interest expense remained flat in fiscal 1994 despite a reduction in average short-term debt because of an increase in short-term interest rates and higher financing expenses resulting from a June 1993 amendment to the revolving credit facility.


Income Taxes
- - ------------

The effective income tax rates for calculating tax credits were 53.3% for fiscal 1994 and 30.6% for fiscal 1993. The effective tax rate differs from the statutory rates due to recognition of allowable tax benefits from net operating loss carrybacks and adjustment to prior year accruals relating primarily to tax refunds received in excess of amounts accrued in the prior fiscal year. See Note E of Notes to Consolidated Financial Statements.


Net Earnings (Loss)
- - -------------------

The net loss for fiscal 1994 was $2.2 million compared to a net loss of $31.1 million in fiscal 1993. The fiscal 1993 loss included a nonrecurring restructuring charge of $14.7 million ($21.1 million pretax) and the cumulative effect of adoption of SFAS No. 106 on postretirement benefits of $1.7 million ($2.5 million pretax).

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

General
- - -------

Due to the seasonal production nature of the canned and frozen vegetable processing business, the Company must maintain substantial inventories of processed vegetables throughout the year. The working capital requirements associated with producing and maintaining such inventories are financed primarily through short-term borrowings and deferred payment terms with major raw product and container suppliers. The Company's current revolving credit facility, which matures on May 31, 1995, provides for borrowings up to $100.0 million as revolving credit loans. The maximum amount borrowed under the revolving credit facility in fiscal 1995 was $59.7 million compared to $68.9 million in fiscal 1994 and $97.5 million in fiscal 1993. The decrease of $28.6 million in maximum borrowings from fiscal 1993 to fiscal 1994 was due primarily to the Company's restructuring initiatives resulting in lower inventory levels and operating costs.

On May 22, 1995, the Company entered into a new revolving credit agreement with various lenders. The new credit facility provides for borrowings up to $65 million effective upon expiration of the current agreement at May 31, 1995. Due to anticipated decreases in working capital requirements, the Company believes that the new revolving credit facility will be adequate to meet the Company's seasonal borrowing needs. The new revolving credit agreement provides for a lower interest rate and less restrictive financial and operating covenants than the existing agreement. Maximum revolving credit borrowings projected under the facility for fiscal 1996 are approximately $50 million. For a more detailed description, see Note D of Notes to Consolidated Financial Statements.

In addition to the revolving credit facility, the Company has various long-term debt obligations, which aggregated $78.5 million at March 31, 1995, excluding current maturities of $2.5 million. Included in the long-term debt obligations are two senior notes totaling $35.9 million, various Industrial Development Revenue Bonds totaling $27.1 million, and $18.0 million of revolving credit notes which are not expected to be repaid currently and are classified as long-term. See Note D of Notes to Consolidated Financial Statements.

On November 25, 1994, the Company issued 3,000,000 shares of common stock to the public with net proceeds to the Company of $25.2 million being used to repay a portion of the borrowings under the revolving credit facility.


Cash Flows from Operating Activities
- - ------------------------------------

Cash used in operations during fiscal 1995 totaled $19.8 million. Of the total cash used, changes in operating assets and liabilities used cash of $29.1 million, primarily due to an increase in inventory of $24.1 million and an increase in accounts receivable of $4.7 million, partially offset by cash generated from operations totaling $9.3 million. The increase of $24.1 million in inventory levels primarily reflects the contrast of the fiscal 1994 and 1995 summer processing seasons. Inventory levels during fiscal 1994 were unusually low due to the poor growing and harvesting conditions of the summer of 1993 in contrast to inventory levels during fiscal 1995 which were higher due to favorable growing conditions during the summer of 1994. The increase in accounts receivable of $4.7 million is due to an increase in sales in the quarter ended March 31, 1995, compared to a year ago.

During fiscal 1994, the Company realized significant improvements in cash flow from operating activities and applied such cash flow primarily to reduce short-term debt and accounts payable. Net cash provided by operations improved $36.7 million to $38.1 million in fiscal 1994 from $1.4 million in fiscal 1993. The increase in cash provided by operations is partially attributable to reduced net losses (net of a nonrecurring restructuring charge in fiscal 1993) in fiscal 1994 compared to fiscal 1993. Additionally, cash provided by changes in operating assets and liabilities increased $23.3 million primarily from the benefits of inventory and accounts receivable reductions of $45.3 million and $21.0 million, respectively, offset in part by a reduction in accounts payable of $25.3 million. The Company's aggressive inventory reduction programs in the first quarter of fiscal 1994, combined with the elimination of certain product lines and the adverse growing and harvesting conditions during fiscal 1994, were the primary reasons for the Company's reduced inventories.


Cash Flows from Investing Activities
- - ------------------------------------

Net cash provided by (used in) investing activities during fiscal 1995, 1994 and 1993 was $(4.9) million, $4.6 million and $(7.3) million, respectively. Purchase of property, plant and equipment was $6.4 million, $5.2 million and $12.9 million during fiscal 1995, 1994 and 1993, respectively.

Capital expenditures during fiscal 1995 were primarily related to the capacity consolidation at the Waunakee, Wisconsin, facility, investment in product quality control equipment at several processing plants, and the initial phase of a new management information system. Capital expenditures in fiscal 1994 were focused on improved plant efficiency and ongoing compliance with environmental regulations. Expenditures in fiscal 1994 included capacity consolidation and operation efficiency projects at the Pickett, Wisconsin, and Waunakee, Wisconsin, facilities, and improvements to a wastewater disposal system in Walla Walla, Washington. These capital expenditures were financed through cash flow from operations. There were also capital expenditures in fiscal 1994 to complete the reconstruction of the Company's Hoopeston, Illinois, facility damaged by fire in fiscal 1993, which were financed with insurance proceeds.

In fiscal 1994, the Company generated $9.1 million in additional cash flow from the sale of four processing facilities and other miscellaneous assets as part of the Company's restructuring program. Proceeds from the plant sales were used primarily to pay down long-term debt.

Capital expenditures for fiscal 1995 and 1994 were below the amount of depreciation. In these years, the Company intentionally limited its level of capital expenditures to short-term pay back and necessary quality and environmental projects. The Company plans to increase capital expenditures to the level of annual depreciation in future years. Capital expenditures budgeted for fiscal 1996 total $7.5 million, primarily for product quality improvements and the completion of the initial phase of a new management information system.

Capital expenditures in fiscal 1993 included expansion of corn capacity at the Wells, Minnesota, facility, installation of wastewater disposal systems at the Paulding, Ohio, and Scottville, Michigan, facilities and completion of the corporate offices in Oconomowoc, Wisconsin. The capital expenditures were financed through short-term debt. Capital expenditures also were made to begin rebuilding the Company's Hoopeston, Illinois, facility that was damaged by fire. These expenditures were financed by insurance proceeds.


Cash Flows from Financing Activities
- - ------------------------------------

During fiscal 1995, the Company increased its borrowings under the revolving credit facility by $2.3 million to $37.3 million. The net increase in short-term debt was due primarily to funding increases of $28.8 million in inventory and accounts receivable levels. These increases in short-term debt were substantially offset by the $25.2 million pay down of short-term debt from the proceeds of the November 1994 common stock offering.

At March 31, 1995, the Company had $37.3 million of borrowings under the revolving credit facility, of which $18.0 million was classified as long-term and $19.3 million was classified as short-term. At March 31, 1994, the Company had $35.0 million of borrowings under the revolving credit facility, of which $17.0 million was classified as long-term and $18.0 million was classified as short-term. At March 31, 1993, the Company had $66.3 million of borrowings under the revolving credit facility, of which $35.0 million was classified as long-term and $31.3 million was classified as short-term. During fiscal 1994, the Company decreased its borrowings under the revolving credit facility by $31.3 million through planned cash flow improvements from the reduction in accounts receivable and inventories.


Litigation
- - ----------

The Company is involved from time to time in various legal actions and claims. For discussion of current matters see Note I of Notes to Consolidated Financial Statements.

Impact of Inflation
- - -------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ----------------------------------------------------

INDEPENDENT AUDITORS' REPORT
- - ----------------------------

To the Stockholders and Board of Directors of Stokely USA, Inc.:

We have audited the accompanying consolidated balance sheets of Stokely USA, Inc. and subsidiaries as of March 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of March 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion such consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes E and G to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions effective April 1, 1992 and accounting for income taxes effective April 1, 1993 to conform with Statement of Financial Accounting Standards No. 106 and No. 109, respectively.



Deloitte & Touche, LLP
Milwaukee, Wisconsin
May 22, 1995

STOKELY USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS - Note D

                                                       March 31
(Dollars in thousands)                            1995         1994
- - -----------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents - Note A           $  1,177      $  2,898
  Accounts receivable, less allowance for
   losses ($452 and $385, respectively)          25,459        20,817
  Refundable income taxes - Note E                  380         1,979
  Inventories - Notes A and B                    79,389        55,256
  Prepaid expenses                                1,825         1,983
- - -----------------------------------------------------------------------
TOTAL CURRENT ASSETS                            108,230        82,933


OTHER ASSETS - Notes A and C                      4,467         8,246


PROPERTY, PLANT AND EQUIPMENT, at cost - Note A
  Land and land improvements                      3,453         3,184
  Buildings                                      29,650        27,386
  Machinery and equipment                        74,278        66,858
- - -----------------------------------------------------------------------
                                                107,381        97,428


  Less accumulated depreciation                  38,784        30,072
- - -----------------------------------------------------------------------
                                                 68,597        67,356
- - -----------------------------------------------------------------------
TOTAL ASSETS                                   $181,294      $158,535
- - -----------------------------------------------========================


See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       March 31
(Dollars in thousands)                             1995        1994
- - -----------------------------------------------------------------------
CURRENT LIABILITIES:
  Notes payable - Note D                        $ 19,291    $ 17,992
  Accounts payable                                13,454      13,867
  Accrued compensation and withholdings            3,015       3,065
  Other accrued liabilities                        1,635       1,840
  Income taxes - Note E                              247         230
  Current maturities on long-term debt             2,536       3,868
- - -----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         40,178      40,862

LONG-TERM DEBT, less current maturities
  - Note D                                        78,497      80,438

OTHER LIABILITIES - Notes F and G                  4,241       4,595

STOCKHOLDERS' EQUITY - Notes D and H:
  Preferred stock - no par value, authorized
   1,000,000 shares, none issued
  Common stock - $.05 par value, authorized
   20,000,000 shares, issued 11,435,195 and
    8,435,195 shares, respectively                   572         422
  Additional paid-in capital                      43,683      18,665
  Retained earnings                               14,751      14,181
- - ----------------------------------------------------------------------
                                                  59,006      33,268

  Less treasury stock at cost (110,550 shares)      (628)       (628)
- - ----------------------------------------------------------------------
                                                  58,378      32,640


COMMITMENTS AND CONTINGENCIES - Note I
- - ----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $181,294    $158,535
- - ------------------------------------------------======================


See notes to consolidated financial statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

                                            Years ended March 31,
                                         1995        1994        1993
- - -------------------------------------------------------------------------
REVENUES:
 Net sales                            $231,422     $256,145    $281,382
 Other - Note J                            517        4,691       2,145
- - -------------------------------------------------------------------------
TOTAL REVENUES                         231,939      260,836     283,527

COSTS AND EXPENSES:
 Cost of products sold                 186,814      216,392     249,982
 Selling, general and
  administrative expenses               33,617       36,476      42,139
 Nonrecurring charge - Note K                                    21,145
 Interest                               10,796       12,710      12,721
- - -------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES               231,227      265,578     325,987
- - -------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES
 (CREDIT) AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE            712       (4,742)    (42,460)
INCOME TAXES (CREDIT) - Note E             142       (2,527)    (12,983)
- - -------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                 570       (2,215)    (29,477)

CUMULATIVE EFFECT OF CHANGE IN
 METHOD OF ACCOUNTING FOR POST-
 RETIREMENT BENEFITS - Note G
 (net of income tax benefit
  of $850)                                                       (1,650)
- - -------------------------------------------------------------------------
NET EARNINGS (LOSS)                   $    570     $ (2,215)   $(31,127)
- - --------------------------------------===================================

PER SHARE AMOUNTS:
 Earnings (loss) per common share
  before cumulative effect of a
  change in accounting method         $    .06    $   (.27)   $  (3.55)
 Cumulative effect of a change
  in method of accounting for
  postretirement benefits - Note G                                (.20)
- - -------------------------------------------------------------------------
NET EARNINGS (LOSS) PER SHARE OF
 COMMON STOCK                          $   .06     $  (.27)    $ (3.75)
- - ---------------------------------------==================================
WEIGHTED AVERAGE SHARES
 OUTSTANDING                          9,335,604    8,319,649   8,301,591
  -------------------------------------====================================

See notes to consolidated financial statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

                                     Additional
                     Common Stock       paid-in   Retained    Treasury Stock
                  Shares     Amount     capital   earnings   Shares   Amount
- - -----------------------------------------------------------------------------
Balances,
 March 31, 1992  8,435,195    $422     $18,634    $47,523   144,200    $(818)
Net loss                                          (31,127)
Exercise of
 stock options                                2              (24,700)     141
- - -----------------------------------------------------------------------------
Balances,
 March 31, 1993  8,435,195     422      18,636     16,396   119,500     (677)
Net loss                                           (2,215)
Stock warrants
 issued                                     23
Exercise of
 stock options                               6               (8,950)       49
- - -----------------------------------------------------------------------------
Balances,
 March 31, 1994  8,435,195     422      18,665     14,181   110,550     (628)
Net earnings                                          570
Common stock
 offering, net
 - Note H        3,000,000     150      25,018
- - -----------------------------------------------------------------------------
Balances,
 March 31, 1995 11,435,195    $572     $43,683    $14,751   110,550    $(628)
- - ----------------=============================================================


See notes to consolidated financial statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          Years ended March 31,
(Dollars in thousands)                  1995        1994      1993
- - ----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                  $   570    $ (2,215)  $(31,127)
Adjustments to net earnings (loss):
 Depreciation                          7,508       7,230      9,286
 Nonrecurring charge                                         21,145
 Deferred compensation and
  postretirement benefits               (496)        (36)     2,713
 Deferred income taxes                   142                 (9,833)
 Amortization of trademarks               79          80         82
 Amortization of deferred debt
  issuance costs                       1,649       1,637        887
 Provision for bad debts                  67        (285)       270
 Gains on disposal of property,
  plant and equipment                   (256)       (361)      (693)
- - ----------------------------------------------------------------------
                                       9,263       6,050     (7,270)
Changes in operating assets and
liabilities:
 Accounts receivable                  (4,709)     20,983    (14,824)
 Refundable income taxes               1,599       1,890      1,831
 Inventories                         (24,133)     45,335     (2,526)
 Prepaid expenses                        158        (428)       769
 Accounts payable                       (413)    (25,292)    23,739
 Accrued compensation and
  withholdings                           (50)       (397)       307
 Income taxes                             17        (301)      (135)
 Other net                            (1,532)     (9,773)      (448)
- - ----------------------------------------------------------------------
                                     (29,063)     32,017      8,713
- - ----------------------------------------------------------------------
Net cash (used in) provided by
 operating activities                (19,800)     38,067      1,443
- - ----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
 and equipment                        (6,421)     (5,174)   (12,871)
Proceeds from sales of property,
 plant and equipment                     863       9,143      3,197
Other - net                              672         628      1,034
Decrease in construction funds
 held by trustee                                              1,362
- - ----------------------------------------------------------------------
Net cash (used in) provided by
investing activities                  (4,886)      4,597     (7,278)
- - ----------------------------------------------------------------------

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                          Years ended March 31,
(Dollars in thousands)                  1995        1994      1993
- - ----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in short-term debt (net)       1,299     (31,266)    13,036
 Payments of long-term debt           (3,273)     (9,002)    (2,296)
 Payments of deferred debt
  issuance costs                        (229)       (804)    (3,436)
 Issuance of common stock             25,168
 Exercise of stock options                            55        143
 Payments of cash dividends                                    (415)
- - ----------------------------------------------------------------------
 Net cash provided by (used in)
  financing activities                22,965     (41,017)     7,032
- - ----------------------------------------------------------------------
 Net (decrease) increase in cash
  and cash equivalents                (1,721)      1,647      1,197
 Cash and cash equivalents at
  beginning of year                    2,898       1,251         54
- - ----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                         $ 1,177    $  2,898    $ 1,251
- - -------------------------------------=================================


See notes to consolidated financial statements.

STOKELY USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993


A.  DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING
    POLICIES:

Stokely USA, Inc. and its subsidiaries (the "Company") are engaged primarily in the processing, marketing and distribution of both branded and private label canned and frozen vegetables, which management considers to be a single segment.

Consolidation
- - -------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
- - ----------------
The Company considers all highly liquid investments with original purchased maturities of three months or less to be cash equivalents.

Inventories
- - -----------
Inventories are stated at the lower of cost or market. Cost has been determined using the average cost method.

Deferred Debt Issuance Costs
- - ----------------------------
The debt issuance costs are being amortized using the straight-line or interest method over the life of the related debt issue.

Depreciation
- - ------------
Depreciation of plant and equipment is provided over the estimated useful lives (land improvements - 10 years; buildings -
20-40 years; and machinery and equipment - 3-12 years) of the respective assets using the straight-line method.

Trademarks
- - ----------
Trademarks are being amortized on a straight-line basis primarily over 20 years.

Reclassification
- - ----------------
Certain amounts have been reclassified to conform to the current year presentation.

B.  INVENTORIES:

Inventories (in thousands) consisted of the following:

                       Finished     Manufacturing
                        goods         supplies        Total
- - -------------------------------------------------------------
March 31, 1995         $73,053        $6,336         $79,389
March 31, 1994          50,256         5,000          55,256


C.  OTHER ASSETS:

Other assets (in thousands) consisted of the following:

                                                1995       1994
- - -----------------------------------------------------------------
Property held for disposition (net) - Note K   $1,933     $3,541
Trademarks - Note A                               759        838
Other                                           1,775      3,867
- - -----------------------------------------------------------------
                                               $4,467     $8,246
- - ----------------------------------------------===================


Trademark accumulated amortization was $850,000 and $771,000, respectively, at March 31, 1995 and 1994. Included in other assets are unamortized deferred debt issuance costs of $1,015,000 and $2,435,000 at March 31, 1995 and 1994, respectively. The accumulated amortization was $4,576,000 and $2,927,000, respectively, at March 31, 1995 and 1994.

D.  NOTES PAYABLE AND LONG-TERM DEBT:

Long-term debt (in thousands) consisted of the following:

                                                  March 31
                                              1995         1994
- - ----------------------------------------------------------------
9.37% senior notes due January 2000        $20,957      $21,186
9.74% senior notes due December 2001        14,895       16,071

Revolving credit notes                      18,000       17,000

Industrial Development Revenue Bonds:
 7.00% to 8.88%                             24,281       26,569
 7.92% (floating at 88% of prime)              350          600
 6.48% (floating at 72% of prime)                           180
 5.00% Variable                              2,550        2,700
- - ----------------------------------------------------------------
                                            81,033       84,306
Less:
 Current maturities on long-term debt       (2,536)      (3,868)
- - ----------------------------------------------------------------
                                           $78,497      $80,438
- - -------------------------------------------=====================


On May 22, 1995, the Company entered into a new loan and security agreement with a commercial lender and three banks which provides for borrowings up to $65,000,000 as revolving credit loans and matures on July 31, 1998. This new facility replaces an existing revolving credit agreement with different lenders which matures on May 31, 1995. Revolving credit loans under the new facility may, at the Company's election, be either Domestic rate loans or Eurodollar loans as declared at the time of borrowing.
Borrowings under the new revolving credit agreement bear interest at rates which vary quarterly depending upon the Company's leverage ratio. Interest rates on Domestic rate loans are at the specified bank's reference rate ("prime rate") or the reference rate plus .50%. Interest on Eurodollar loans vary from the London Interbank Offered rate (LIBOR) plus 1.25% to LIBOR plus 2.00%. The new credit agreement requires a commitment fee which may vary from .20% to .375% per annum on the unused portion of the commitment. During the initial year of the new agreement, borrowings will bear interest at the bank's reference rate plus
 .50% for Domestic rate loans and LIBOR plus 2.00% for Eurodollar loans and a commitment fee of .375% will be paid. The new credit agreement generally restricts borrowings to an amount equal to 85% of eligible accounts receivable plus 65% of eligible inventory, as defined in the agreement. The Company paid customary arrangement and closing fees upon the execution of the new credit agreement.

Covenants contained in the new credit agreement, like that of the existing revolver, require the Company to maintain minimum levels of net working capital and tangible net worth and place limitations on liens, capital expenditures, leases, disposition of assets and the ability to incur additional debt. Retained earnings are restricted as to the payment of future cash dividends until the fiscal year ending March 31, 1997. In addition to the covenants under these loan and security agreements, the Company also has similar covenants under its various other agreements.

The existing and new revolving credit agreements and the senior note agreements contain cross-default provisions. Such cross-default provisions specify that a default on any other debt agreement is also an event of default under the agreement containing the cross-default provision. In addition, the existing and new revolving credit agreements and the senior note agreements contain acceleration clauses which give the holders the right to accelerate the maturity date of the obligation if any other debt obligation owed by the Company is accelerated or payment is demanded other than in accordance with the stated maturity dates.

Substantially all of the assets of the Company are pledged as collateral under the various loan agreements.

At March 31, 1995, $19,291,000 of revolving credit loans payable were classified as short-term, reflecting the Company's intent to repay this amount of revolving credit borrowings during fiscal 1996. The interest rate on the outstanding revolving credit loans under the existing credit agreement (including the amounts classified as long-term) at March 31, 1995, was 11.25%.

The stated aggregate amounts of scheduled maturities on long-term debt each year for the five years subsequent to March 31, 1995, are as follows: 1996 - $2,536,000; 1997 - $2,150,000; 1998 -
$2,650,000; 1999 - $25,215,000; and 2000 - $24,107,000.

Revolving credit loans payable at March 31, 1995, and 1994, under the Company's existing credit agreement approximate estimated fair value because the interest rate is based on a bank's specified reference rate. The senior notes are estimated to have an approximate aggregate fair value of $34,427,000 and $38,992,000 at March 31, 1995, and 1994, respectively, based on quoted prices for similar issues for debt of the same maturities. Management of the Company has estimated the fair value of the Industrial Development Revenue Bond issues to be approximately $26,472,000, and $29,148,000 at March 31, 1995 and 1994,
respectively.

E.  INCOME TAXES:

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This statement requires that deferred income taxes be calculated using an asset and liability method, which generally requires the recognition of the tax consequences on future years of events which have been recognized in financial statements. In addition, a valuation allowance is to be recognized if it is more likely than not that some or all of a deferred tax asset will not be realized. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the uncertainty of fully utilizing operating losses and tax credit carryforwards. There was no material cumulative effect of adoption of SFAS 109 on the financial position or results of operations of the Company for the year ended March 31, 1994.

Income taxes (in thousands) consisted of the following:

                                        Years ended March 31,
                                     1995       1994       1993
- - -----------------------------------------------------------------
Currently payable (refundable):
  Federal                                     $(2,577)  $( 4,050)
  State                                            50         50
Deferred - Federal                   $142                 (8,983)
- - -----------------------------------------------------------------
                                     $142     $(2,527)  $(12,983)
- - -------------------------------------============================


Deferred income taxes for 1995 and 1993 resulted principally from depreciation, provision for nonrecurring charges and inventory valuations. Total income taxes (credits) differ from the amounts computed by applying the Federal income tax rate to income (loss) before income taxes. The following table provides a reconciliation between the United States statutory rate to the effective tax rate reported:

                                          Years ended March 31,
                                         1995      1994     1993
- - -----------------------------------------------------------------
U.S. statutory rate                      34.0%     34.0%    34.0%

State income taxes net of federal
 income tax benefits                               (1.1)     (.1)

Effect of net operating
 loss carryback                                     3.6     (4.0)

Tax rate differential on carryback
 of product liability claim                         5.2

Adjustment of prior years accrual                  11.6

Benefit of net operating loss
 carryforwards                           (14.0)

Other items - net                                             .7

- - -----------------------------------------------------------------
Effective tax rate                        20.0%    53.3%    30.6%
- - ------------------------------------------=======================


Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability are as follows (in thousands):


                                            Years ended March 31,
                                              1995        1994
- - -----------------------------------------------------------------
Deferred tax assets:

   Reserves not currently deductible        $ 1,362     $ 1,517

   Provision for nonrecurring charge            981       2,451

   Postretirement benefits                      877         942

   Tax credit carryforwards                   2,937       2,921

   Net operating loss carryforwards           7,926       6,231

   Valuation allowance                       (2,937)     (3,037)
- - -----------------------------------------------------------------
Total deferred tax assets                    11,146      11,025
- - ---------------------------------------------====================

Deferred tax liabilities:

   Change in method of inventory valuation  $ 1,224    $ 1,530

   Deferred casualty gain                     1,627      1,618

   Tax over book depreciation                 8,178      7,590

   Other                                        259        287
- - ----------------------------------------------------------------
Total deferred tax liabilities               11,288     11,025
- - ----------------------------------------------------------------
Net deferred tax (liability)                $  (142)   $     0
- - -------------------------------------------=====================


At March 31, 1995, the Company had an alternative minimum tax credit carryforward of approximately $1,916,000 which may be carried forward indefinitely, and the Company also had a general business credit carryforward of approximately $1,021,000 which expires in various years through 2003 to 2010. At March 31, 1995, the Company had net operating loss carryforwards of approximately $23,310,000 which expire in the years 2009 and 2010.


F.  OTHER LIABILITIES:

Other liabilities (in thousands) consisted of the following:

                                               March 31
                                          1995         1994
- - -------------------------------------------------------------
Postretirement benefits - Note G        $2,580       $2,769
Deferred compensation                    1,519        1,826
Deferred income taxes                      142
- - -------------------------------------------------------------
                                        $4,241       $4,595
- - ----------------------------------------=====================


G.  EMPLOYEES' RETIREMENT PLANT AND OTHER BENEFIT PLANS:

The Company provides certain postretirement health care benefits and life insurance benefits to retired employees. The benefits and eligibility requirements vary by location and various union agreements.

Generally, eligibility is attained at age 55 or 62 with minimum service requirements. Employees hired currently by the Company are not entitled to postretirement health care benefits. The medical benefits are generally subject to lifetime maximum benefits of $750,000 and after age 65 are coordinated with Medicare.

During the year ended March 31, 1993, the Company adopted, effective April 1, 1992, Statement of Financial Accounting Standard No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company had previously provided for postretirement health care benefits on a pay-as-you-go basis. In connection with the adoption of SFAS No. 106, the Company elected to recognize as expense during 1993 the entire accumulated postretirement benefit obligation (transition obligation) aggregating $2,500,000 as of April 1, 1992, rather than amortizing such amount to expense over a 20-year period.
The Company continues to fund benefit expenses on a pay-as-you-go basis.

The following table sets forth the plan's status reconciled with amounts recognized in the balance sheet:
                                                    March 31
(Dollars in thousands)                            1995      1994
- - -----------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                      $1,120    $1,377
  Fully eligible active plan participants          108       234
  Other active plan participants                   826     1,174
- - -----------------------------------------------------------------
                                                 2,054     2,785
Unrecognized net gain (loss)                       526       (16)
- - -----------------------------------------------------------------
Accrued postretirement benefits                 $2,580    $2,769
- - ------------------------------------------------=================

                                            Years ended March 31
                                               1995       1994
- - -----------------------------------------------------------------
Net periodic postretirement benefit (income) expense included the following components:

  Service cost - benefits attributed to
   service during the period                  $ 154       $131
  Interest cost on accumulated post-
   retirement benefit obligation                203        206
  Curtailment gain                             (379)       (71)
- - ----------------------------------------------------------------
Net periodic postretirement benefit
  (income) expense                            $ (22)      $266
- - ----------------------------------------------==================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13% in 1995 and 14% in 1994, gradually declining to 6% in 2002.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1995 and 7.5% in 1994.

If the health care cost trend assumptions were increased by 1%,the accumulated postretirement benefit obligation as of March 31, 1995, would increase by $202,000. The effect of this change on the aggregate of the service cost and interest cost would be an additional charge to expense of approximately $33,000 for the year ended March 31, 1995.

During 1995, the Company converted its self-insured retiree medical program to a fully insured program and eliminated medical benefits for employees who retire before age 65. Under the revised program, retirees and beneficiaries are obligated to pay the premium for their benefit coverage starting in 1996. These plan changes represent the curtailment gain recognized in 1995. In 1994, the curtailment gain represented the accumulated postretirement obligation of employees at operations which were divested during the year.

The Company has a profit sharing plan which covers substantially all full-time, non-union employees who have completed one year (minimum of 1,000 hours) of service and provides for Company contributions to a separate trust based upon 8% of the profit sharing income base as defined in the plan. No profit sharing contributions were required during the two years ended March 31, 1994. Profit sharing contributions under this plan were approximately $62,000 for the year ended March 31,1995.

In addition to the profit sharing plan, the Company has other salary deferral profit sharing plans (401(k)plans) and defined contribution plans. It also has a supplemental employee retirement plan for career executive officers. Matching contributions under these plans were $436,000, $337,000 and $670,000 in 1995, 1994 and 1993, respectively.

Effective April 1, 1994, the Company adopted Statement of
Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of postemployment benefits during the years an employee provides services. The impact of adopting this Statement was not material.

H.  CAPITAL STOCK:

In November 1994, the Company issued 3,000,000 shares of its common stock at $9.00 per share in a public stock offering. Proceeds from the offering, net of commissions and other related expenses totaling $1,832,000, were $25,168,000. The proceeds were used to repay a portion of the borrowings under its revolving credit agreement. If this transaction had occurred on April 1, 1994, the net earnings per share for the year ended March 31, 1995, would have been $.15 per share. This supplemental earnings per share amount assumes a reduction of interest expense, net of applicable taxes and profit sharing amounts, assuming the $25,168,000 of proceeds from the stock offering were used to reduce borrowings under the Company's existing revolving credit facility.
In June 1989, the Company amended its Articles of Incorporation to grant, in the event any person ("Acquiring Person") becomes the beneficial owner, as defined, of 50% or more of the Company's common stock, any of which was acquired pursuant to a tender offer, such holder of common stock other than the Acquiring Person the right to have their shares repurchased for cash by the Company. The repurchase price will be the highest of (i) the highest price paid by Acquiring Person for those shares acquired within the prior 18 months, (ii) the highest price on any trading day in the prior 18 months or (iii) the per common share amount of stockholders' equity as reflected in the previously completed quarter.

In 1985 the stockholders approved a 1985 Incentive Stock Option Plan pursuant to which 320,000 shares of the Company's common stock were reserved for the grant of options to executive officers and other key employees. Under the Plan, stock grants may be made over a 10-year period at not less than 100% of fair market value at the date of grant. One year after date of grant, 50% of the options become exercisable with the remaining options exercisable after the second year. No option granted under the Plan may be exercised more than 10 years after the date of grant.

In 1994, the stockholders approved a 1994 Executive Stock Option Plan pursuant to which 400,000 shares of the Company's common stock were reserved for the grant of options and stock appreciation rights (SARs) to executive officers and other key employees. Under the Plan, stock awards may be made over a 10-year period at not less than 100% of fair market value at the date of grant for incentive stock options and 90% of the fair market value at the date of grant for non-qualified stock options and SARs. SARs, which may only be granted in tandem with a non-qualified stock option, shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. One year after date of grant, 50% of the options and SARs become exercisable with the remaining options and SARs exercisable after the second year. No option granted under the Plan may be exercised more than 10 years after the date of grant. There is a $100,000 fair market value limit on incentive stock options that may be exercised by any single holder in any calendar year. As of March 31, 1995, no awards had been granted under this Plan.

Changes in shares, as to options, are as follows:

                                           Shares
- - -----------------------------------------------------------------
                                         Outstanding
                              Reserved     options      Available
- - -----------------------------------------------------------------
Balances at March 31, 1992
 ($5.125 to $15.875)           258,200      200,500       57,700
Granted ($6.25 to $10.625)                   19,600      (19,600)
Expired ($5.125 to $16.25)                  (36,200)      36,200
Exercised ($5.125 to $10.50)   (24,700)     (24,700)
- - -----------------------------------------------------------------
Balances at March 31, 1993
 ($5.125 to $15.875)           233,500      159,200     74,300
Granted ($6.125 to $8.625)                    6,500     (6,500)
Expired ($6.25 to $15.125)                  (14,750)    14,750
Exercised ($5.125 to $6.875)    (8,950)      (8,950)
- - -----------------------------------------------------------------
Balances at March 31, 1994
 ($5.125 to $15.875)           224,550      142,000     82,550
Granted ($7.75 to $8.50)                     35,000    (35,000)
1994 Plan                      400,000                 400,000
Expired ($6.875 to $12.750)                  (3,400)     3,400
- - -----------------------------------------------------------------
Balances at March 31,1995      624,550      173,600     450,950
- - -------------------------------==================================


At March 31, 1995, a total of 143,850 options were exercisable at $5.125 to $15.875.

In 1995, the Company granted options to purchase 45,000 shares of common stock at $8.50 per share to certain executive employees.
These options have substantially the same terms as the 1985
Incentive Stock Option Plan.

In addition, during 1990 the Company granted options to purchase
17,500 shares of common stock at $10 per share to certain employees. These options have substantially the same terms as the 1985 Incentive Stock Option Plan. During 1993, options for
15,000 of these shares expired.

In 1993, the Company issued warrants to the holders of the senior notes in consideration for amending the applicable loan agreements. The warrants entitle the holders to purchase an aggregate of 90,000 shares of common stock at a price of $7.88 per share through January 15, 2000.

I.  COMMITMENTS AND CONTINGENCIES:

The Company has operating leases covering primarily equipment and land. The majority of the equipment leases are for terms of one year or less. The Company does, however, in the normal course of business continue to lease the equipment after the minimum lease period. Certain leases require payment of insurance and maintenance costs.

Aggregate minimum rental commitments at March 31, 1995, under noncancellable leases with terms of more than one year are immaterial.

Total rent expense aggregated approximately $2,216,000, $1,900,000 and $2,850,000, respectively, during fiscal 1995, 1994 and 1993.

A class action lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin, against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleges that he sustained losses in connection with his purchase of shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. The Company believes that the allegations are without merit or substance, and will defend the action vigorously.

A second class action lawsuit seeking to represent class members who purchased shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, was filed on May 10, 1995, in the United States District Court for the Eastern District of Wisconsin. This second lawsuit makes similar claims against the Company arising from the same facts and events. As with the first class action lawsuit, the Company believes the allegations in the second case are without merit or substance and will defend the action vigorously.

In addition to the above cases, the Company is also involved in various other legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.

During fiscal 1994, the Company settled a product liability claim resulting in a charge of $2,050,000. The product liability claim relates to an acquired business and predates the acquisition of such business.

J.  INSURANCE CLAIM:

During fiscal 1993 the Company had a boiler explosion and ensuing fire at its Hoopeston, Illinois, processing facility. An initial claim was filed with the insurance carrier relating to the property and equipment destroyed and the estimated business interruption losses incurred. At March 31, 1993, advances aggregating $5,000,000 were recorded related to the write off of $2,500,000 of property and equipment destroyed in the fire and to record a gain, included in other revenues, of $2,500,000 relating to recovery of expenses incurred and lost margin resulting from the fire.

During fiscal 1994, the Company received additional insurance proceeds from the final settlement of this claim, resulting in a gain included in other revenues of $4,118,000.


K.  NONRECURRING CHARGE:

During the fourth quarter of fiscal 1993, the Company recorded a nonrecurring charge aggregating $21,145,000 related to its decision to sell, close or downsize certain processing facilities. The nonrecurring charge included the write down of such processing facilities and related equipment to their estimated net realizable or salvage value. Also included in the nonrecurring charge are provisions for severance, consolidation costs, plant carrying costs and write down of certain discontinued inventories to their estimated net realizable value.

An analysis of the 1993 restructuring charge is as follows (in thousands):

                                                         Balance
                     Original   Changes in   Reserves       at
                     reserves   estimates    utilized    3/31/95
- - -----------------------------------------------------------------
Property, Plant &
  Equipment          $12,675     $(3,812)    $ 6,769      $2,094

Inventory              2,642       3,860       5,835         667

Other                  5,828         (48)      5,655         125
- - -----------------------------------------------------------------
Total                $21,145     $     0     $18,259      $2,886
- - ---------------------============================================


At March 31, 1995, the property held for disposition consists of two processing facilities and related equipment.

L.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash payments for (refunds of) interest and income taxes were as follows (in thousands):

                                      Years ended March 31,
                                  1995        1994        1993
- - -----------------------------------------------------------------
Interest                       $ 9,209     $11,854     $11,607
Income taxes - net              (1,664)     (4,118)     (5,695)
- - -----------------------------------------------------------------

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share)


                                    Quarter Ended
- - -------------------------------------------------------------------------
1995                      June   September   December   March     Year
- - -------------------------------------------------------------------------
Net sales               $38,818   $58,313   $66,688   $67,603   $231,422
Gross profit              8,575    14,408    12,476     9,149     44,608
Net earnings (loss)         407     3,351       951    (4,139)       570
Net earnings (loss)
 per share                  .05       .40       .10      (.37)       .06


1994
- - -------------------------------------------------------------------------
Net sales               $56,357   $71,148   $71,983   $56,657   $256,145
Gross profit              5,205     8,708    12,166    13,674     39,753
Net earnings (loss)      (5,385)      118       226     2,826     (2,215)
Net earnings (loss)
 per share                 (.65)      .01       .03       .34       (.27)


No dividends were paid during fiscal 1995 and 1994, and the Company does not anticipate paying dividends in the foreseeable future.

The sum of the quarterly earnings per share does not equal the total earnings per share for fiscal 1995 due to the issuance of additional shares during the year.

The Company's operations are largely seasonal. The majority of its production occurs during the second and third quarters of each fiscal year due to the timing of crop production and climate conditions. Net sales for the third and fourth quarters of fiscal 1995 and 1994 were 58% and 50% of total sales, respectively, and thus have a significant impact on the Company's results of operations. Sales for processed vegetables are greater during the third and fourth quarters of each fiscal year due to general consumption patterns for its products.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------

Not applicable.
                                PART III
                                --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - ------------------------------------------------------------

Information required by this item with respect to directors is included under the heading "Matter (1) - Election of Directors" and with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the heading "Section 16 Compliance," in the Company's definitive Proxy Statement, dated June 26, 1995, related to the 1995 Annual Meeting of Shareholders scheduled for July 28, 1995, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.

Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated June 26, 1995, relating to the 1995 Annual Meeting of Shareholder scheduled for July 28, 1995, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - ------------------------------------------------------------------------

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated June 26, 1995, relating to the 1995 Annual Meeting of Shareholders scheduled for July 28, 1995, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------

Information required by this item is included under the heading "Certain Transactions" in the Company's definitive Proxy Statement, dated June 26, 1995, relating to the 1995 Annual Meeting of Shareholders scheduled for July 28, 1995, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.
                                  PART IV
                                  -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
          --------

(a)  Financial Statements and Financial Statement Schedules
     ------------------------------------------------------

                                                         Form 10-K
                                                        Page Number
                                                        -----------
The following consolidated financial statements of Stokely USA, Inc. and its subsidiaries are included in Item 8 of this Annual Report:

   Independent Auditors' Report                               43
   Consolidated Balance Sheets, March 31, 1995 and 1994    44-45

For the years ended March 31, 1995, 1994 and 1993:

   Consolidated Statements of Operations                      46
   Consolidated Statements of Stockholders' Equity            47
   Consolidated Statements of Cash Flows                   48-49
   Notes to Consolidated Financial Statements              50-63


The following consolidated financial statement schedule of Stokely USA, Inc. and its subsidiaries is included in Item 14 of this Annual Report:

   Schedule VIII  Valuation and Qualifying Accounts
                  and Reserves                                66


All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.


(b)  Reports on Form 8-K:
     --------------------

No reports on Form 8-K were filed by the Company during the three months ended March 31, 1995.

c)   Exhibits
     --------

In accordance with Rule 201 of Regulation S-T, the exhibits are being filed in paper pursuant to a temporary hardship exemption and in accordance with Rule 201 will be electronically filed supplementally.


(d)  Financial Statement Schedules
     -----------------------------

                                                                                  SCHEDULE VIII

                              STOKELY USA, INC. AND SUBSIDIARIES

                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           Years Ended March 31, 1995, 1994 and 1993

                                                Description
                 ------------------------------------------------------------------------------
                     Valuation Assets        Valuation Assets           Valuation Assets
                  Deducted from Assets-    Deducted from Assets-      Deducted from Assets-
                  Allowance for Losses    Restructuring Reserves:     Restructuring Reserves
                    on Receivables        Discontinued Inventory   Property Held for Disposition
                 ------------------------------------------------------------------------------
Balance
 March 31, 1992.....     $ 400,000             $        0                  $         0
Additions charged to
 costs and expenses.       747,000              2,642,000                   12,675,000
Deductions..........      (477,000)<F1>                 0                            0
                         ----------            ----------                  -----------
Balance
 March 31, 1993.....       670,000              2,642,000                   12,675,000
Additions charged to
 other accounts.....             0              3,860,000<F3>                        0
Deductions..........      (285,000)<F2>        (3,502,000)                  (8,749,000)
                         ----------            -----------                 -----------
Balance
 March 31, 1994.....       385,000              3,000,000                    3,926,000
Additions charged to
 costs and expenses.       139,000                      0                            0
Deductions..........       (72,000)<F1>        (2,333,000)                  (1,832,000)
                         ---------             ----------                  -----------
Balance
 March 31, 1995.....     $ 452,000             $  667,000                  $ 2,094,000
                         =========             ==========                  ===========

<F1>  Write off of bad debts.
<F2>  Uncollectible accounts written off, net of recoveries and reduction in bad debt reserve.
<F3>  Reclassification from other restructure reserves.





                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                         STOKELY USA, INC.
Date:  June 29, 1995
                                         BY:
                                             ------------------------
                                             Vernon L. Wiersma
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                         Date
- - ---------                  -----                         ----

                           Director                     6-29-95
- - --------------------                                   ---------
Thomas W. Mount

                           Chairman of the Board        6-29-95
- - --------------------                                   ---------
Frank J. Pelisek

                           President, Chief Execu-      6-29-95
- - --------------------       tive Officer and Director   ---------
Vernon L. Wiersma

                           Vice Chairman, Treasurer     6-29-95
- - --------------------       and Director                ---------
Stephen W. Theobald

                           Vice President and Chief     6-29-95
- - --------------------       Financial and Accounting    ---------
Leslie J. Wilson           Officer


                           Director                     6-29-95
- - --------------------                                   ---------
Joseph B. Weix

                           Director                     6-29-95
- - --------------------                                   ---------
Orren J. Bradley

                           Director                     6-29-95
- - --------------------                                   ---------
Russell W. Britt

                           Director                     6-29-95
- - --------------------                                   ---------
Ody J. Fish

                           Director                     6-29-95
- - ---------------------                                  ---------
James H. DeWees

                           Director                     6-29-95
- - ---------------------                                  ---------
Charles J. Carey

                           Director                     6-29-95
- - ---------------------                                  ---------
Carol Ward Knox