Form 10-K
period 1995-03-31
STOKELY USA INC
filed 1995-07-06
CIK 777538

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
             -----------------------------------------------------
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

Registrant's telephone number, including area code: (414) 569-1800
                                                   ----------------

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

                              Yes   X     No
                                  -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K   X
               -----

THIS DOCUMENT IS A COPY OF THE EXHIBITS FILED ON JUNE 29, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549




                                   EXHIBITS

                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                                     Commission File
March 31, 1995                                                        0-13943





                               STOKELY USA, INC.




      (Exact name of Issuer as specified in its Articles of Incorporation)




- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                               STOKELY USA, INC.


                                File No. 0-13943




                           Exhibits to Form 10-K for


                        fiscal year ended March 31, 1995

                                 EXHIBIT INDEX

A.  Exhibits

3.1     Restated and Amended Articles of Incorporation of Registrant(2).

3.2     By-laws of Registrant, as amended(2)(12).

10(a)   No longer in effect.

10(b) Loan Agreement between the City of Green Bay, Wisconsin and Stokely USA, Inc. dated December 1, 1988 with respect to $3,000,000 in principal amount of City of Green Bay, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project), relating to Stokely's Green Bay, Wisconsin facility(4).

10(c) Loan and Mortgage Agreement with respect to $6,000,000 in principal amount of Industrial Development Bonds relating to Stokely's Poynette, Wisconsin sauerkraut facility(4).

10(d) Note Agreement between Stokely USA, Inc. and Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and West Coast Life Insurance Company dated January 5, 1990 with respect to $25,000,000 in principal amount of 9.12% Senior Notes due January 15, 2000(9).

10(e)   No longer in effect.

10(f) Loan Agreement between the Village of Poynette, Wisconsin and Stokely USA, Inc. dated December 1, 1989, with respect to
        $1,600,000 in principal amount of Refunding Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Poynette, Wisconsin facility(5).

10(g) Loan Agreement between the Village of Waunakee, Wisconsin and Stokely USA, Inc. dated June 1, 1989 with respect to $4,000,000 in principal amount of Industrial Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Waunakee, Wisconsin facility(5).

10(h) Loan Agreement between the City of Ackley, Iowa and Stokely USA, Inc. dated July 1, 1989 with respect to $3,000,000 in principal amount of Industrial Development Revenue Bonds (Stokely USA, Inc. Project) Series 1989 relating to Stokely's Ackley, Iowa facility(5).

10(i) Executive Deferred Compensation Agreements between Stokely USA, Inc. and each of Thomas W. Mount, Joseph B. Weix and Robert J. Whelan, Sr.(5).

10(j)   1985 Incentive Stock Option Plan(5).

10(k) Loan Agreement between the Town of Utica, Wisconsin and Stokely USA, Inc. dated June 1, 1990 with respect to $3,000,000 in principal amount of Industrial Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Pickett, Wisconsin facility(6).

10(l) Loan Agreement between Port of Walla Walla Public Corporation and Stokely USA, Inc. dated September 1, 1990 with respect to
        $4,000,000 in principal amount of Industrial Revenue Bonds, Series 1990 relating to Stokely's Walla Walla, Washington facility(6).

10(m) Loan Agreement between the City of Wells, Minnesota and Stokely USA, Inc. dated December 1, 1991 with respect to $3,000,000 in principal amount of Industrial Revenue Bonds (Stokely USA, Inc. Project) Series 1991 relating to Stokely's Wells, Minnesota facility(7).

10(n) Note Agreement between the State of Wisconsin Investment Board and Stokely USA, Inc. dated December 1, 1991 with respect to
        $20,000,000 in principal amount of 9.49% Senior Notes due December 15, 2001(7).

10(o) Loan and Security Agreement by and among Barclays Business Credit, Inc. as agent and lender, various other lenders and Stokely USA, Inc. dated August 18, 1992 with respect to a $120,000,000 Credit Facility(10).

10(p) Restated Agreement for Purchase and Sale of Containers between Stokely USA, Inc. and Heekin Can, Inc. dated January 1, 1992, and as amended on July 24, 1992(10).

10(q) Supply Agreement between Stokely USA, Inc. and American National Can Company dated July 24, 1992 and as amended on June 11, 1993(10).

10(r) Amendment to Note Agreement dated August 18, 1992 regarding $25,000,000 Original Principal Amount of 9.12% Senior Notes due January 15, 2000 (see Exhibit 10(d))(10).

10(s) Amendment to Note Agreement dated August 18, 1992 regarding $20,000,000 in principal amount of 9.49% Senior Notes due December 15, 2000 (see Exhibit 10(n))(10).

10(t) Amendment to Revenue Agreement between Stokely USA, Inc. and the City of Appleton, Wisconsin, dated December 1, 1988(8).

10(u)   Reserved.

10(v) Second Amendment to Note Agreement dated June 11, 1993 regarding $20,000,000 Promissory Note (see Exhibit 10(n))(8).

10(w)   Reserved.

10(x) First Amendment to Security Agreement dated June 1993 relating to the Credit Facility (see Exhibit 10(o))(8).

10(y) Second Amendment to Security Agreement dated June 11, 1993 regarding $25,000,000 Original Principal Amount of 9.37% Senior Notes Due January 15, 2000 (see Exhibit 10(d))(8).

10(z) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to Nationwide Life Insurance Company dated June 1993(8).

10(aa) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to EMPL and Co. dated June 1993(8).

10(bb) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to West Coast Life Insurance Company dated June 1993(8).

10(cc)  No longer applicable.

10(dd) First Amendment to Loan Agreement with the City of Ackley, Iowa (see Exhibit 10(h)), dated as of March 31, 1994, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(11).

10(ee) First Amendment to Loan Agreement with the Village of Poynette, Wisconsin (see Exhibit 10(c)), dated as of March 31, 1994, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(11).

10(ff) First Amendment to Loan Agreement with the Village of Poynette, Wisconsin (see Exhibit 10(f)), dated as of March 31, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(gg) First Amendment to Loan Agreement with the Village of Waunakee, Wisconsin (see Exhibit 10(g)), dated as of March 31, 1994, between Stokely USA, Inc. and Nationsbank of Virginia, N.A., as trustee(11).

10(hh) First Amendment to Loan Agreement with the City of Jefferson, Wiscosnin, dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(ii) First Amendment to Loan Agreement with the Port of Walla Walla, Washington Public Corporation (see Exhibit 10(l)), dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(jj) First Amendment to Loan Agreement with the Town of Utica, Wisconsin (see Exhibit 10(k)), dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(kk) First Amendment to Loan Agreement with the City of Green Bay, Wisconsin (see Exhibit 10(b)), dated as of June 17, 1994, between Stokely USA, Inc. and Nationsbank of Virginia, N.A., as trustee(11).

10(ll) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Vernon L. Wiersma dated October 16, 1992(12).

10(mm) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Stephen W. Theobald dated October 16, 1992(12).

10(nn) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Kenneth L. Murray dated January 27, 1993(12).

10(oo) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Russell J. Trunk dated October 16, 1992(12).

10(pp) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Leslie J. Wilson dated October 16, 1992(12).

10(qq) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Robert M. Brill dated October 16, 1992(12).

10(rr) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Michael A. Wilkes dated October 16, 1992(12).

10(ss) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Robert L. Cook dated October 16, 1992(12).

10(tt) Change of Control Contingent Employment Agreement between Stokely USA, Inc. and Eddie Foster dated October 16, 1992(12).

10(uu)   Stokely USA, Inc. 1994 Executive Stock Option Plan(12).

10(vv) Stock Option Agreement between Stokely USA, Inc. and Kenneth C. Murray dated March 13, 1990(12).

10(ww) Stock Option Agreement between Stokely USA, Inc. and Vernon L. Wiersma dated April 8, 1994(12).

10(xx) Stock Option Agreement between Stokely USA, Inc. and Stephen W. Theobald dated April 8, 1994(12).

10(yy) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to the State of Wisconsin Investment Board dated June 1993(12).

10(zz)   Employment Agreement by and between Stokely USA, Inc. and Leslie
         J. Wilson dated June 17, 1992(12).

10(aaa) Loan Agreement between the City of Jefferson, Wisconsin and Stokely USA, Inc. with respect to $6,500,000 in principal amount of Industrial Development Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Jefferson, Wisconsin facility(3).

10(bbb) Loan Agreement between the Town of Windsor, Wisconsin and Stokely USA, Inc. with respect to $1,500,000 in principal amount of Industrial Development Revenue Bonds (Stokely USA, Inc. - 1985 Project)(2).

10(ccc) Loan Agreement between the Michigan Job Development Authority and Stokely USA, Inc. with respect to $1,800,000 in principal amount of Limited Obligation Revenue Bonds (Oconomowoc Canning Company Project), Series A(2).

10(ddd)  No longer applicable.

10(eee) Loan Agreement between the City of Appleton, Wisconsin and Stokely USA, Inc. with respect to $1,000,000 to principal amount of Industrial Development Revenue Bonds (Stokely USA, Inc.
         Project)(3).

10(fff) Second Amendment to Loan Documents dated October 13, 1992 regarding the Credit Facility (see Exhibit 10(o))(12).

10(ggg) Third Amendment to Loan Documents dated December 16, 1992 regarding the Credit Facility (see Exhibit 10(o))(12).

10(hhh) Fourth Amendment to Loan Documents dated June 11, 1993 regarding the Credit Facility (see Exhibit 10(o))(12).

10(iii) Fifth Amendment to Loan Document dated March 24, 1994 regarding the Credit Facility (see Exhibit 10(o))(12).

10(jjj)  Summary Plan Description of Split Dollar Life Insurance Plan(12).

10(kkk)  Supplemental Employee Retirement Plan(1).

10(lll) Loan and Security Agreement by and among Harris Trust and Savings Bank, as agent and lender, various other lenders and Stokely USA, Inc. dated May 22, 1995 with respect to a $65,000,000 Credit Facility(1).

10(mmm) Third Amendment to Note Agreement dated May 31, 1995 regarding $25,000,000 Original Principal Amount of 9.37% Senior Notes due January 15, 2000 (see Exhibit 10(d))(1).

10(nnn) Third Amendment to Note Agreement dated May 31, 1991 regarding $20,000,000 in principal amount of 9.49% Senior Notes due December 15, 2001 (see Exhibit 10(n))(1).

13.1 Annual Report to Shareholders (not applicable-not incorporated by reference into Form 10-K).

21.1     Subsidiaries of the Registrant(1).

23.1     Consent of Deloitte & Touche LLP(1).

24.1     Powers of Attorney for certain officers and directors(12).

27       Financial Data Schedule(1).

99.1     Proxy Statement for 1995 Annual Meeting of Shareholders.

- -----------------------

(1)   Filed herewith.
(2) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on October 29, 1985 (Registration Number 33-339).
(3) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1986.
(4) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1989.
(5) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1990.
(6) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1991.
(7) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1992.
(8) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1993.
(9) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the three months ended December 31, 1989.
(10) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the three months ended September 30, 1992.
(11) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1994.
(12) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on November 17, 1994 (Registration Number 33-55447).