Form 10-Q
period 1995-06-30
STOKELY USA INC
filed 1995-08-11
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1995     Commission File Number 0-13943
                   ---------------                           -------


                            STOKELY USA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           WISCONSIN                             39-0513230
- ----------------------------------  ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
- --------------------------------------------------
(Address of principal executive office)


Registrant's telephone number, including area code:  (414) 569-1800
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


                           Yes   X       No
                               ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Class                                Outstanding at August 11, 1995
- ------------------------             -------------------------------
Common Stock,                        11,326,441 Shares
$.05 par value per share

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          June 30, 1995, June 30, 1994 and
          March 31, 1995

          Consolidated Condensed Statements of                   5
          Operations - Three Months Ended
          June 30, 1995 and 1994

          Consolidated Condensed Statements of                   6
          Cash Flow - Three Months Ended
          June 30, 1995 and 1994

          Notes to Consolidated Condensed Financial              7
          Statements

          Item 2.  Management's Discussion and Analysis       8-11
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 1.  Legal Proceedings                            13

          Item 2.  Changes in Securities                        13

          Item 3.  Default Upon Senior Securities               13

          Item 4.  Submission of Matters to a Vote of           14
                   Security Holders

          Item 5.  Other Information                            14

          Item 6.  Exhibits and Reports on Form 8-K             14

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                     June 30,      June 30,    March 31,
                                       1995          1994        1995
                                   (unaudited)   (unaudited)    (note)
                                  ------------   -----------   --------
ASSETS
- ------

CURRENT ASSETS:
  Cash and cash equivalents          $    944     $  2,989     $  1,177
  Accounts receivable, less
  allowance for losses of $477,
  $337 and $452, respectively          14,113       13,218       25,459
  Refundable income taxes                 380          785          380
  Inventories:  Finished Products      66,832       51,339       73,053
                Production Supplies     7,708        6,505        6,336
  Prepaid Expenses                      1,424        1,039        1,825
                                    ----------    ---------     --------
    Total Current Assets               91,401       75,875      108,230


OTHER ASSETS                            4,689        7,918        4,467


PROPERTY, PLANT & EQUIPMENT, at cost  110,284      100,000      107,381
  Less accumulated depreciation        40,879       31,949       38,784
                                    ----------    ---------    --------
                                       69,405       68,051       68,597
                                    ----------    ---------    --------

TOTAL ASSETS                         $165,495     $151,844     $181,294
                                    ==========    =========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1995 has been condensed from the audited financial statements at that date. The balance sheet at June 30, 1994 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)

                                    June 30,      June 30,     March 31,
                                     1995          1994          1995
                                  (unaudited)   (unaudited)     (note)
                                  -----------   -----------   ----------

LIABILITIES & STOCKHOLDER'S EQUITY
- ----------------------------------

CURRENT LIABILITIES:
   Notes payable                    $ 2,817      $ 5,981      $ 19,291
   Accounts payable                  18,099       19,312        13,454
   Current maturities on long-
     term debt                        2,536        3,868         2,536
   Other current liabilities          4,671        4,585         4,897
                                    --------     --------     ---------
      Total Current Liabilities      28,123       33,746        40,178


LONG-TERM DEBT, less current
     maturities                      78,441       80,384        78,497


OTHER LIABILITIES                     4,319        4,667         4,241


STOCKHOLDER'S EQUITY:
   Capital stock                        572          422           572
   Additional paid-in capital        43,683       18,665        43,683
   Retained earnings                 10,975       14,588        14,751
   Treasury stock at cost              (618)        (628)         (628)
                                   ---------    ---------     ---------
      Total Stockholder's Equity     54,612       33,047        58,378
                                   ---------    ---------     ---------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY         $165,495     $151,844      $181,294
                                   =========    =========     =========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1995 has been condensed from the audited financial statements at that date. The balance sheet at June 30, 1994 has been reclassified for comparative purposes.

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                     Three Months Ended
                                                          June 30,
                                                      1995        1994
                                                      ----        ----
REVENUES:
- ---------

   Net Sales                                       $ 40,700    $ 38,818
   Other                                                 59          13
                                                   ---------   ---------
      Total Revenues                                 40,759      38,831


COST AND EXPENSES:
- ------------------

   Cost of products sold                             35,494      30,243
   Selling, general & administrative expenses         6,650       5,698
   Interest                                           2,391       2,375
                                                   ---------   ---------
      Total Cost and Expenses                        44,535      38,316


EARNINGS(LOSS) BEFORE INCOME TAX                     (3,776)        515

INCOME TAXES                                                        108
                                                   ---------   ---------

NET EARNINGS (LOSS)                                $ (3,776)   $    407
                                                   =========   =========

NET EARNINGS (LOSS) PER COMMON SHARE                 $ (.33)      $ .05
                                                     =======      ======

WEIGHTED AVERAGE SHARES OUTSTANDING               11,325,652   8,324,645
                                                  ==========   =========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                    1995          1994
                                                    ----          ----

Net cash provided by operating activities         $19,733       $14,899
                                                  --------      --------

Cash flows from investing activities:
  Purchase of property, plant and equipment        (2,903)       (2,572)
  Increase in other assets - net                     (543)         (171)
                                                  --------       -------

Net cash used in investing activities              (3,446)       (2,743)
                                                  --------       -------
Cash flows from financing activities:
  Change in short-term debt - net                 (16,474)      (12,011)
  Payments of long-term debt                          (56)          (54)
  Capital stock transactions - net                     10
                                                  --------      --------

Net cash used in financing activities             (16,520)      (12,065)
                                                  --------      --------

Net (decrease) increase in cash and
  cash equivalents                                   (233)           91
Cash and cash equivalents at beginning
  of period                                         1,177         2,898
                                                  --------      --------

Cash and cash equivalents at end of period        $   944       $ 2,989
                                                  ========      ========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of June 30, 1995 and 1994, and March 31, 1995, the consolidated condensed statements of operations for the three month periods ended June 30, 1995 and 1994, and the consolidated condensed statements of cash flow for the three month periods then ended.

The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1995, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements, located on Page 49 of the Company's Form 10-K for the year ended March 31, 1995.


2. Supplemental cash flow disclosures: Cash payments for interest were $2,080,000 and $2,210,000 for the three months ended June 30, 1995 and 1994, respectively. Net refunds of income taxes were $1,086,000 for the three months ended June 30, 1994.

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


General
- -------

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











                                 Page 8

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1995 Compared to Three Months Ended
June 30, 1994
- -------------

Net Sales
- ---------

Net sales increased $1.9 million, or 4.9%, to $40.7 million for the quarter ended June 30, 1995 compared to $38.8 million for the quarter ended June 30, 1994. The increase in sales reflects a 13.9% increase in volume, partially offset by a 9.0% decline in average selling price.

Total canned vegetable sales increased $4.5 million, or 15.6%, to $33.3 million for the quarter ended June 30, 1995 compared to $28.8 million for the quarter ended June 30, 1994. The increase in total canned vegetable sales was primarily the result of an $8.3 million increase in sales volume due to higher inventory availability from a much improved growing and harvesting season in the summer of 1994 compared to the summer of 1993. The volume increase was partially offset by a $3.8 million decrease in sales due to lower average selling prices.

The decline in selling prices reflects the depressed market conditions which have prevailed since last December. The Company believes these current market conditions are the result of excessive industry inventories due to record crop yields from the summer of 1994 and the aggressive price-cutting of certain industry competitors that occurred late in the third quarter of fiscal 1995. Due to reduced industry production this summer and assuming the absence of the events that negatively impacted the market in late fiscal 1995, the Company believes inventories should return to more normal levels, resulting in some improvement in market conditions and pricing in the second half of fiscal 1996.

Sales of canned private label products increased $5.3 million or 24.7% to $26.8 million for the quarter ended June 30, 1995, compared to $21.5 million for the quarter ended June 30, 1994. The increase in private label sales was the result of an $8.8 million increase in sales from higher sales volume primarily due to higher available inventory, partially offset by a $3.5 million decrease in sales due to lower average selling prices. Sales of canned brand products decreased $800,000 or 11.0%, to $6.5 million for the quarter ended June 30, 1995 compared to $7.3 million for the quarter ended June 30, 1994. The decrease in brand sales was primarily the result of lower sales volume.

Frozen sales declined $2.6 million, or 26.0%, to $7.4 million for the quarter ended June 30, 1995 compared to $10.0 million for the quarter ended June 30, 1994. The reduction in frozen sales was due to a $1.4 million decrease in sales volume, primarily relating to elimination of certain frozen products and a $1.2 million decrease in sales due to lower average selling prices.





                                 Page 9
Cost of Products Sold
- ---------------------

Cost of products sold increased $5.3 million, or 17.5%, to $35.5 million for the quarter ended June 30, 1995 from $30.2 million for the quarter ended June 30, 1994. The increase in cost of goods sold was due primarily to higher sales volume. Cost of products sold as a percent of sales increased to 87.2% for the quarter ended June 30, 1995 compared to 77.9% for the quarter ended June 30, 1994. The increase of 9.3% in cost of products sold as a percent of sales is due primarily to the decline in selling prices. Increases in certain cost components including containers and corrugated packaging also contributed to the increase in the ratio of cost of products sold to sales.


Selling, General and Administrative Expense
- -------------------------------------------

Selling, general and administrative expense increased $1.0 million to $6.7 million for the quarter ended June 30, 1995 from $5.7 million for the quarter ended June 30, 1994. This increase resulted from a $494,000 increase in selling expense due to the higher sales volume in the first quarter of fiscal 1996 and the remainder was due to higher administrative expenses.


Interest Expense
- ----------------

Interest expense of $2.4 million incurred in the quarter ended June 30, 1995 was unchanged from that of the quarter ended June 30, 1994.
Interest expense was unchanged because the increases in net working capital, primarily inventories, were funded by the proceeds from the November 1994 common stock offering.


Net Earnings (Loss)
- -------------------

Net loss for the quarter ended June 30, 1995 was $3.8 million compared to net income of $407,000 for the quarter ended June 30, 1994. The decline in net earnings was due primarily to reduced margins caused by depressed selling prices.














                                 Page 10

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------------------------------


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

Effective May 31, 1995, the Company entered into a new revolving credit agreement with various lenders. The new credit facility provides for borrowings up to $65 million. The Company believes that the new revolving credit facility will be adequate to meet the Company's seasonal borrowing needs. The new revolving credit agreement provides for a lower interest rate and less restrictive financial and operating covenants than the former agreement. Borrowings under the new revolving credit facility were $20.8 million at June 30, 1995 and are projected to peak at $50 million during fiscal 1996.

In addition to the revolving credit facility, the Company has various long-term debt obligations, which aggregated $78.4 million at June 30, 1995, excluding current maturities of $2.5 million. Included in the total long-term debt obligations are two senior notes totaling $35.9 million, various Industrial Development Revenue Bonds totaling $27.1 million, and $18.0 million of the revolving credit notes which are not expected to be repaid currently and are classified as long-term.


Cash Flows from Operating Activities
- ------------------------------------

Cash flow provided from operations during the three months ended
June 30, 1995 totaled $19.7 million. Of the total cash provided, changes in operating assets and liabilities provided cash of $21.0 million, primarily due to decreases in inventory and accounts receivable of $4.8 million and $11.3 million, respectively, and an increase in accounts payable of $4.6 million. The decrease of $4.8 million in inventory levels reflects the seasonal reduction in inventories prior to the current year growing and harvesting season. The decrease in accounts receivable of $11.3 million reflects the decrease in sales (due to seasonal consumption patterns for products sold) in the quarter ended June 30, 1995, compared to the quarter ended March 31, 1995. The increase in accounts payable of $4.6 million is due to expected seasonal increases related to the summer processing season.

Cash Flows from Investing Activities
- ------------------------------------

Net cash used in investing activities during the three months ended June 30, 1995 was $3.4 million. Purchase of property, plant and equipment was $2.9 million during the three months ended June 30, 1995 and primarily related to the development and implementation of the initial phases of a new management information system and investment in product quality control equipment at several processing plants.


Cash Flows from Financing Activities
- ------------------------------------

Cash used in financing activities during the three months ended June 30, 1995 totaled $16.5 million, and represents decreases in revolving credit obligations through the use of cash flow generated from the reduction in accounts receivable and inventories. At June 30, 1995 the Company had $20.8 million of borrowings under the new revolving credit facility, of which $18.0 million was classified as long term and $2.8 million was classified as short term.

PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings
- ---------------------------

A lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin, against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleges that he sustained losses in connection with his purchase of shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. The Company believes that the allegations are without merit or substance, and is defending the action vigorously. Motions for dismissal have been filed by all defendants. Such motions have been fully briefed and a decision from the court is pending.

A second lawsuit seeking to represent class members who purchased shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, was filed on May 10, 1995, in the United States District Court for the Eastern District of Wisconsin. This second lawsuit makes similar claims against the Company and certain officers arising from the same facts and events. As with the first class action lawsuit, the Company believes the allegations in the second case are without merit or substance and will defend the action vigorously. Motions for dismissal have been filed by all defendants which are in the process of being briefed.

In addition to the above cases, the Company also is involved in various other legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.


Item 2.   Changes in Securities
- -------------------------------
None.


Item 3.   Defaults Upon Senior Securities
- -----------------------------------------
None.












                                 Page 13

Item 4.   Submission of Matters to a vote of Security Holders
- -------------------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on July 28, 1995 for the purpose of electing four directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board of Directors' solicitation. All four of the Company's nominees were elected, each receiving the vote indicated below:


Russell W. Britt
For                    9,935,284
Withheld                 180,159
Abstain                        0
Broker Non Vote                0


Ody J. Fish
For                    9,938,234
Withheld                 177,209
Abstain                        0
Broker Non Vote                0


Stephen W. Theobald
For                    9,913,649
Withheld                 201,794
Abstain                        0
Broker Non Vote                0


Vernon L. Wiersma
For                    9,909,335
Withheld                 206,108
Abstain                        0
Broker Non Vote                0

The terms of office for directors Carey, Pelisek & Weix expire in 1996 and the terms of office for directors Bradley, DeWees, Knox and Mount expire in 1997.


Item 5.   Other Information
- ---------------------------
None.


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

    (a)  Exhibits: Exhibit 27.1 - Financial Data Schedule
    (b)  Reports on Form 8-K:  None

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


Date   August 11, 1995          /s/ Stephen W. Theobald
       ---------------          -------------------------
                                Stephen W. Theobald
                                Vice Chairman


Date   August 11, 1995          /s/ Leslie J. Wilson
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




                                STOKELY USA, INC.
                                -------------------------
                                Registrant


Date   August 11, 1995
       ---------------          -------------------------
                                Stephen W. Theobald
                                Vice Chairman


Date   August 11, 1995
       ---------------          -------------------------
                                Leslie J. Wilson
                                Vice President - Finance
                                (Principal Financial Officer)























                                 Page 16

Exhibit 27.1


Period Type                     3 Months
Period Year End                 March 31, 1996
Period End                      June 30, 1995
Cash                                944
Securities                            0
Receivables                      14,590
Allowances                          477
Inventory                        74,540
Current Assets                   91,401
PP&E                            110,284
Depreciation                     40,879
Total Assets                    165,495
Current Liabilities              28,123
Bonds                            78,441
Common                              572
Preferred Mandatory                   0
Preferred                             0
Other Stockholders Equity        43,683
Total Liability and Equity      165,495
Sales                            40,700
Total Revenues                   40,759
Cost of Goods Sold               35,494
Total Costs                      44,535
Other Expenses                    6,650
Loss Provision                        0
Interest Expense                  2,391
Income Pretax                    (3,776)
Income Tax Expense                    0
Incoming Continuing Operations   (3,776)
Discontinued Operation                0
Extraordinary Items                   0
Changes                               0
Net Income                       (3,776)
EPS - Primary                     (0.33)
EPS - Diluted                     (0.33)