Form 10-Q/A
period 1995-06-30
STOKELY USA INC
filed 1995-09-27
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q/A

        (Amendment No. 1 to Form 10-Q filed on August 11, 1995)


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


                                Page 1



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   STOKELY USA, INC.
                                   -------------------------
                                   Registrant


Date   September 26, 1995          /s/ Stephen W. Theobald
       ------------------          -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman


Date   September 26, 1995          /s/ Leslie J. Wilson
       ------------------          -------------------------
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




                                   STOKELY USA, INC.
                                   -------------------------
                                   Registrant


Date   September 26, 1995
       ------------------          -------------------------
                                   Stephen W. Theobald
                                   Vice Chairman


Date   September 26, 1995
       ------------------          -------------------------
                                   Leslie J. Wilson
                                   Vice President - Finance
                                   (Principal Financial Officer)