Form 10-Q
period 1995-09-30
STOKELY USA INC
filed 1995-11-15
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1995    Commission File Number 0-13943
                   ------------------                           -------


                            STOKELY USA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           WISCONSIN                             39-0513230
----------------------------------  ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


1055 Corporate Center Drive, Oconomowoc, WI  53066
--------------------------------------------------
(Address of principal executive office)


Registrant's telephone number, including area code:  (414) 569-1800
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


                           Yes   X       No
                               ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Class                                Outstanding at November 13, 1995
------------------------             --------------------------------
Common Stock,                        11,326,441 Shares
$.05 par value per share

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          September 30, 1995, September 30, 1994
          and March 31, 1995

          Consolidated Condensed Statements of                 5-6
          Operations - Three and Six Months Ended
          September 30, 1995 and 1994

          Consolidated Condensed Statements of                   7
          Cash Flow - Six Months Ended
          September 30, 1995 and 1994

          Notes to Consolidated Condensed Financial              8
          Statements

          Item 2.  Management's Discussion and Analysis       9-16
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 1.  Legal Proceedings                            17

          Item 2.  Changes in Securities                        17

          Item 3.  Default Upon Senior Securities               17

          Item 4.  Submission of Matters to a Vote of           18
                   Security Holders

          Item 5.  Other Information                            18

          Item 6.  Exhibits and Reports on Form 8-K             18

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                 September 30,  September 30,  March 31,
                                     1995           1994         1995
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents          $    683     $  1,178     $  1,177
  Accounts receivable, less
    allowance for losses of $507,
    $372 and $452, respectively        24,790       25,369       25,459
  Refundable income taxes                 380                       380
  Inventories:  Finished Products     133,565      125,229       73,053
                Production Supplies     6,361        4,698        6,336
  Prepaid Expenses                      1,473        1,354        1,825
                                     --------     --------     --------
    Total Current Assets              167,252      157,828      108,230


OTHER ASSETS                            3,810        7,058        4,467


PROPERTY, PLANT & EQUIPMENT, at cost  113,381      101,720      107,381
  Less accumulated depreciation        43,020       33,826       38,784
                                     --------     --------     --------
                                       70,361       67,894       68,597
                                     --------     --------     --------

TOTAL ASSETS                         $241,423     $232,780     $181,294
                                     ========     ========    =========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1995 has been condensed from the audited financial statements at that date.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)


                                 September 30,  September 30,  March 31,
                                     1995           1994         1995
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES:
   Notes payable                   $ 39,553       $ 35,875     $ 19,291
   Accounts payable                  59,547         66,701       13,454
   Current maturities on long-
     term debt                        2,086          2,458        2,536
   Other current liabilities          6,869          6,737        4,897
                                   ---------      ---------    ---------
      Total Current Liabilities     108,055        111,771       40,178


LONG-TERM DEBT, less current
     maturities                      78,025         79,871       78,497


OTHER LIABILITIES                     4,371          4,740        4,241


STOCKHOLDER'S EQUITY:
   Capital stock                        572            422          572
   Additional paid-in capital        43,683         18,665       43,683
   Retained earnings                  7,335         17,939       14,751
   Treasury stock at cost              (618)          (628)        (628)
                                   ---------      ---------    ---------
      Total Stockholder's Equity     50,972         36,398       58,378
                                   ---------      ---------    ---------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY         $241,423       $232,780     $181,294
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
                               (unaudited)



                                                     Three Months Ended
                                                        September 30,
                                                     1995         1994
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 51,294     $ 58,313
   Other                                                45           86
                                                   -------      -------
      Total Revenues                                51,339       58,399


COST AND EXPENSES:
------------------

   Cost of products sold                            43,415       43,905
   Selling, general & administrative expenses        9,421        7,766
   Interest                                          2,143        2,539
                                                   -------      -------
      Total Cost and Expenses                       54,979       54,210


EARNINGS (LOSS) BEFORE INCOME TAX                   (3,640)       4,189

INCOME TAXES                                                        838
                                                   --------     -------

NET EARNINGS (LOSS)                                $(3,640)     $ 3,351
                                                   ========     =======

NET EARNINGS (LOSS) PER COMMON SHARE                $ (.32)       $ .40
                                                    =======       =====

WEIGHTED AVERAGE SHARES OUTSTANDING              11,326,441   8,324,645
                                                 ==========   =========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                      Six Months Ended
                                                       September 30,
                                                     1995         1994
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 91,994     $ 97,131
   Other                                               104           99
                                                   -------      -------
      Total Revenues                                92,098       97,230


COST AND EXPENSES:
------------------

   Cost of products sold                            78,909       74,148
   Selling, general & administrative expenses       16,071       13,464
   Interest                                          4,534        4,914
                                                   -------      -------
      Total Cost and Expenses                       99,514       92,526


EARNINGS(LOSS) BEFORE INCOME TAX                    (7,416)       4,704

INCOME TAXES                                                        946
                                                   --------     -------

NET EARNINGS (LOSS)                                $(7,416)     $ 3,758
                                                   ========     =======

NET EARNINGS (LOSS) PER COMMON SHARE                $ (.65)       $ .45
                                                    =======       =====

WEIGHTED AVERAGE SHARES OUTSTANDING              11,326,048   8,324,645
                                                 ==========   =========


See accompanying notes to consolidated condensed financial statements
(unaudited).







                                 Page 6

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                    Six Months Ended
                                                      September 30,
                                                   1995         1994
                                                   ----         ----

Net cash used in operating activities           $(14,011)    $(13,523)
                                                ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (6,000)      (4,292)
  Proceeds from disposal of property, plant
    and equipment                                    772          555
  Increase in other assets - net                    (605)        (366)
                                                ---------    ---------

Net cash used in investing activities             (5,833)      (4,103)
                                                ---------    ---------
Cash flows from financing activities:
  Change in short-term debt - net                 20,262       17,883
  Payments of long-term debt                        (922)      (1,977)
  Capital stock transactions - net                    10
                                                ---------    ---------

Net cash provided by financing activities         19,350       15,906
                                                ---------    ---------

Net decrease in cash and cash equivalents           (494)      (1,720)
Cash and cash equivalents at beginning
  of period                                        1,177        2,898
                                                ---------    ---------

Cash and cash equivalents at end of period      $    683      $ 1,178
                                                =========    =========



See accompanying notes to consolidated condensed financial statements
(unaudited).

                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of September 30, 1995 and 1994, and March 31, 1995, the consolidated condensed statements of operations for the three and six month periods ended September 30, 1995 and 1994, and the consolidated condensed statements of cash flow for the six month periods then ended.

The results of operations for the three and six months ended
September 30, 1995 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1995, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements, located on Page 49 of the Company's Form 10-K for the year ended March 31, 1995.


2. Supplemental cash flow disclosures: Cash payments for interest were $4,019,000 and $4,420,000 for the six months ended September 30, 1995 and 1994, respectively. Net refunds of income taxes were $1,770,000 for the six months ended September 30, 1994.

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


General
-------

The Company's financial performance and growth are directly related to certain characteristics and trends in the vegetable processing industry. The United States vegetable processing industry is a mature industry, with relatively modest growth. Therefore, any significant sales growth that may be experienced by the Company likely would come at the expense of the loss of market share by another processor, but also may occur through efforts designed to promote increased consumption, such as through the introduction of new or improved products or through increased sales internationally, where the processed vegetable market is currently growing.

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

Net sales and profit margins for the three months and six months ended September 30, 1995 were adversely affected by the depressed market conditions which prevailed in the vegetable processing industry for most of that period. The Company believes these market conditions were the result of excessive industry inventories due to record crop yields from the summer of 1994, distribution imbalances, and extremely competitive market conditions, including aggressive pricing strategies of some industry participants. However, it appears that a combination of reduced acreage and weather extremes during this summer's growing season has resulted in a decline in industry production from year-ago levels as well as a decline from planned levels. Due to reduced industry production, the Company believes inventories should return to more normal levels, and assuming the absence of other events such as those which negatively impacted the market in late fiscal 1995 and earlier fiscal 1996, should result in some improvement in market conditions and pricing in the second half of fiscal 1996.















































                                 Page 10



RESULTS OF OPERATIONS:

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994
------------------

Net Sales
---------

Net sales decreased $7.0 million, or 12.0%, to $51.3 million for the quarter ended September 30, 1995 compared to $58.3 million for the quarter ended September 30, 1994. The decrease in sales is primarily attributable to the decline in frozen vegetable sales volume.

Total canned vegetable sales increased $4.6 million, or 11.3%, to $45.3 million for the quarter ended September 30, 1995 compared to $40.7 million for the quarter ended September 30, 1994. The increase in total canned vegetable sales was primarily the result of a $5.6 million increase in sales volume due to higher inventory availability during the quarter ended September 30, 1995 from a much improved growing and harvesting season in the summer of 1994. The volume increase was partially offset by a $1.0 million decrease in sales due to lower average selling prices.

The decline in selling prices reflects depressed market conditions which prevailed in the vegetable processing industry for most of the quarter ended September 30, 1995. The Company believes these market conditions were the result of excessive industry inventories due to record crop yields from the summer of 1994, distribution imbalances, and extremely competitive market conditions, including aggressive pricing strategies of some industry participants. However, it appears that a combination of reduced acreage and weather extremes during this summer's growing season has resulted in a decline in industry production from year-ago levels as well as a decline from planned levels. Due to reduced industry production, the Company believes inventories should return to more normal levels, and assuming the absence of other events such as those which negatively impacted the market in late fiscal 1995 and earlier in fiscal 1996, should result in some improvement in market conditions and pricing in the second half of fiscal 1996.

Sales of canned private label products increased $4.2 million or 14.9% to $32.3 million for the quarter ended September 30, 1995, compared to $28.1 million for the quarter ended September 30, 1994. The increase in private label sales was the result of a $5.6 million increase in sales from higher sales volume primarily due to higher available inventory levels, partially offset by a $1.4 million decrease in sales due to lower average selling prices. Sales of canned brand products increased $400,000 or 3.2%, to $13.0 million for the quarter ended September 30, 1995 compared to $12.6 million for the quarter ended September 30, 1994. The increase in brand sales was primarily the result of a change in the mix of sales volume toward items with a higher average selling price.




                                 Page 11


Frozen vegetable sales declined $11.6 million, or 65.9%, to $6.0 million for the quarter ended September 30, 1995 compared to $17.6 million for the quarter ended September 30, 1994. The reduction in frozen sales was due to a $10.5 million decrease in sales volume and a $1.1 million decrease in sales due to lower average selling prices. The decline in volume is attributable to year-ago frozen vegetable sales being heavily weighted toward the first half of the fiscal year due to low customer inventory levels in that period. While the timing of customer shipment requests is always uncertain, it appears deliveries against current frozen sales contracts will be weighted toward the fourth quarter and perhaps the first quarter of fiscal year 1997.

Cost of Products Sold
---------------------

Cost of products sold decreased $500,000, or 1.1%, to $43.4 million for the quarter ended September 30, 1995 from $43.9 million for the quarter ended September 30, 1994. The decrease in cost of goods sold was due to lower sales volume. Cost of products sold as a percent of sales increased to 84.6% for the quarter ended September 30, 1995 compared to 75.3% for the quarter ended September 30, 1994. The increase of 9.3% in cost of products sold as a percent of sales is due primarily to the decline in selling prices. Increases in certain cost components, including containers and corrugated packaging, also contributed to the increase in the ratio of cost and products sold to sales.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense increased $1.7 million to $9.4 million for the quarter ended September 30, 1995 from $7.7 million for the quarter ended September 30, 1994. This increase resulted primarily from a $2.1 million increase in selling and promotion expenses due to the depressed market conditions prevailing in the second quarter of fiscal 1996.

Interest Expense
----------------

Interest expense decreased $400,000 to $2.1 million for the quarter ended September 30, 1995 from $2.5 million for the quarter ended September 30, 1994. Interest expense decreased because increases in net working capital, primarily inventories, were funded in part by the proceeds from a November 1994 common stock offering. In addition, interest expense was reduced by lower borrowing rates under a new revolving credit agreement.

Net Earnings (Loss)
-------------------

Net loss for the quarter ended September 30, 1995 was $3,640,000 compared to net income of $3,351,0000 for the quarter ended
September 30, 1994. The decline in net earnings was due primarily to reduced margins caused by depressed selling prices.

RESULTS OF OPERATIONS:

Six Months Ended September 30, 1995 Compared to Six Months Ended
September 30, 1994
------------------

Net Sales
---------

Net sales decreased $5.1 million, or 5.3%, to $92.0 million for the six months ended September 30, 1995 compared to $97.1 million for the six months ended September 30, 1994. The decrease in sales is primarily due to a decline in frozen vegetable sales volume.

Total canned vegetable sales increased $9.1 million, or 13.1%, to $78.6 million for the six months ended September 30, 1995 compared to $69.5 million for the six months ended September 30, 1994. The increase in total canned vegetable sales was primarily the result of a $13.8 million increase in sales volume due to higher inventory availability during the six months ended September 30, 1995 from a much improved growing and harvesting season in the summer of 1994. The volume increase was partially offset by a $4.7 million decrease in sales due to lower average selling prices.

The decline in selling prices reflects the continuing depressed market conditions which prevailed in the industry for most of the first half of fiscal 1996. The Company believes these market conditions were the result of excessive industry inventories due to record crop yields from the summer of 1994, distribution imbalances, and extremely competitive market conditions, including aggressive pricing strategies of some industry participants. However, it appears that a combination of reduced acreage and weather extremes during this summer's growing season appears to have resulted in a decline in industry production from year-ago levels as well as a decline from planned levels. Due to industry production, the Company believes inventories should return to more normal levels, and assuming the absence of other events such as those which negatively impacted the market in late fiscal 1995 and earlier fiscal 1996, should result in some improvement in market conditions and pricing in the second half of fiscal 1996.

Sales of canned private label products increased $9.5 million or 19.2% to $59.1 million for the six months ended September 30, 1995, compared to $49.6 million for the six months ended September 30, 1994. The increase in private label sales was the result of a $14.1 million increase in sales from higher sales volume primarily due to higher available inventory, partially offset by a $4.6 million decrease in sales due to lower average selling prices. Sales of canned brand products decreased $400,000 or 2.0%, to $19.5 million for the six months ended September 30, 1995 compared to $19.9 million for the six months ended September 30, 1994. The decrease in brand sales was primarily the result of lower sales volume.

Frozen vegetable sales declined $14.2 million, or 51.4%, to $13.4 million for the six months ended September 30, 1995 compared to $27.6 million for the six months ended September 30, 1994. The reduction in frozen sales was due to a $12.1 million decrease in sales volume and a $2.1 million decrease in sales due to lower average selling prices. The decline in volume is attributable to year-ago frozen vegetable sales being heavily weighted toward the first half of the fiscal year due to low customer inventory levels in that period. While the timing of customer shipment requests is always uncertain, it appears deliveries against current frozen sales contracts will be weighted toward the fourth quarter and perhaps the first quarter of fiscal year 1997.

Cost of Products Sold
---------------------

Cost of products sold increased $4.8 million, or 6.5%, to $78.9 million for the six months ended September 30, 1995 from $74.1 million for the six months ended September 30, 1994. The increase in cost of goods sold was due to a higher mix of canned sales volume and increases in certain cost components. Cost of products sold as a percent of sales increased to 85.8% for the six months ended September 30, 1995 compared to 76.3% for the six months ended September 30, 1994. The increase of 9.5% in cost of products sold as a percent of sales is due primarily to the decline in selling prices. Increases in certain cost components, including containers and corrugated packaging, also contributed to the increase in the ratio of cost of products sold to sales.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense increased $2.6 million to $16.1 million for the six months ended September 30, 1995 from $13.5 million for the six months ended September 30, 1994. This increase resulted from a $2.5 million increase in selling expense due to the depressed market conditions prevailing in the first half of fiscal 1996.

Interest Expense
----------------

Interest expense decreased $400,000 to $4.5 million for the six months ended September 30, 1995 compared to $4.9 million for the six months ended September 30, 1994. Interest expense declined because the increases in net working capital, primarily inventories, were funded in part by the proceeds from a November 1994 common stock offering. In addition, interest expense was reduced by lower borrowing rates under a new revolving credit agreement.

Net Earnings (Loss)
-------------------

Net loss for the six months ended September 30, 1995 was $7.4 million compared to net income of $3.8 million for the six months ended
September 30, 1994. The decline in net earnings was due primarily to reduced margins caused by depressed selling prices.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------


General
-------

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

Effective May 31, 1995, the Company entered into a new revolving credit agreement with various lenders. The new credit facility provides for borrowings up to $65 million. The Company believes that the new revolving credit facility should be adequate to meet the Company's seasonal borrowing needs. The new revolving credit agreement provides for a lower interest rate and less restrictive financial and operating covenants than the former agreement. Borrowings under the new revolving credit facility were $57.6 million at September 30, 1995.

In addition to the revolving credit facility, the Company has various long-term debt obligations, which aggregated $78.0 million at September 30, 1995, excluding current maturities of $2.1 million. Included in the total long-term debt obligations are two senior notes totaling $35.4 million, various Industrial Development Revenue Bonds totaling $26.7 million, and $18.0 million of the revolving credit notes which are not expected to be repaid within twelve months and are therefore classified as long-term.


Cash Flows from Operating Activities
------------------------------------

Cash used in operations during the six months ended September 30, 1995 totaled $14.0 million. Of the total cash used, changes in operating assets and liabilities used cash of $11.5 million, primarily due to an increase in inventory of $60.5 million and increases in accounts payable and notes payable of $46.1 million and $20.3 million, respectively. The increase of $60.5 million in inventory levels primarily reflects the seasonal increase in inventories from the current year growing and harvesting season. The increase in accounts payable of $46.1 million is due to expected seasonal increases related to the summer processing season while the increase of $20.3 million in notes payable relates to the increase in inventories. The remaining $2.5 million of cash used in operations reflects the net loss of $7.4 million offset by non-cash charges to operations of $4.9 million primarily for depreciation of property, plant and equipment.

Cash Flows from Investing Activities
------------------------------------

Net cash used in investing activities during the six months ended September 30, 1995 was $5.8 million. Purchase of property, plant and equipment was $6.0 million during the six months ended September 30, 1995 and primarily related to investment in product quality control equipment at several processing plants and the development and implementation of a new management information system.


Cash Flows from Financing Activities
------------------------------------

Cash provided by financing activities during the six months ended September 30, 1995 totaled $19.4 million and represents primarily increases in revolving credit obligations used to finance the seasonal increase in inventories. At September 30, 1995 the Company had $57.6 million of borrowings under a revolving credit facility, of which $18.0 million was classified as long term and $39.6 million was classified as short term.

PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

A lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin, against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleges he sustained losses in connection with his purchase of shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. The Company believes the allegations are without merit or substance, and is defending the action vigorously. Motions for dismissal have been filed by all defendants. Such motions have been fully briefed and a decision from the court is pending.

A second lawsuit seeking to represent class members who purchased shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, was filed on May 10, 1995, in the United States District Court for the Eastern District of Wisconsin. This second lawsuit makes similar claims against the Company and certain officers arising from the same facts and events. As with the first lawsuit, the Company believes the allegations are without merit or substance and is defending the action vigorously.

These lawsuits were consolidated on September 22, 1995 and the complaint filed in the first lawsuit was deemed the operative complaint superseding the complaint filed in the second lawsuit. The motions for dismissal remain pending in the consolidated lawsuit as does plaintiff's motion for class certification.

In addition to the above cases, the Company also is involved in various other legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.



Item 2.   Changes in Securities
-------------------------------
None.



Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None.




                                 Page 17



Item 4.   Submission of Matters to a vote of Security Holders
-------------------------------------------------------------
None



Item 5.   Other Information
---------------------------
None.



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

    (a)  Exhibits: Exhibit 27.1 - Financial Data Schedule
    (b)  Reports on Form 8-K:  None






































                                 Page 18




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


Date   November 14, 1995        /s/ Stephen W. Theobald
       -----------------        -------------------------
                                Stephen W. Theobald
                                Vice Chairman


Date   November 14, 1995        /s/ Leslie J. Wilson
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




                                STOKELY USA, INC.
                                -------------------------
                                Registrant


Date   November 14, 1995
       -----------------        -------------------------
                                Stephen W. Theobald
                                Vice Chairman


Date   November 14, 1995
       -----------------        -------------------------
                                Leslie J. Wilson
                                Vice President - Finance
                                (Principal Financial Officer)