Form 10-Q
period 1995-12-31
STOKELY USA INC
filed 1996-02-15
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1995    Commission File Number 0-13943
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



Class                                Outstanding at February 13, 1996
------------------------             --------------------------------
Common Stock,                        11,326,441 Shares
$.05 par value per share

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          December 31, 1995, December 31, 1994
          and March 31, 1995

          Consolidated Condensed Statements of                 5-6
          Operations - Three and Nine Months Ended
          December 31, 1995 and 1994

          Consolidated Condensed Statements of                   7
          Cash Flow - Nine Months Ended
          December 31, 1995 and 1994

          Notes to Consolidated Condensed Financial              8
          Statements

          Item 2.  Management's Discussion and Analysis       9-16
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 1.  Legal Proceedings                            17

          Item 2.  Changes in Securities                        17

          Item 3.  Default Upon Senior Securities               17

          Item 4.  Submission of Matters to a Vote of           18
                   Security Holders

          Item 5.  Other Information                            18

          Item 6.  Exhibits and Reports on Form 8-K             18

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                  December 31,   December 31,  March 31,
                                     1995           1994         1995
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents          $    747     $  1,023     $  1,177
  Accounts receivable, less
    allowance for losses of $541,
    $412 and $452, respectively        23,033       24,081       25,459
  Refundable income taxes                 289                       380
  Inventories: Finished Products      112,340      111,256       73,053
               Manufacturing Supplies   7,186        6,886        6,336
  Prepaid Expenses                      2,520        2,200        1,825
                                     --------     --------     --------
    Total Current Assets              146,115      145,446      108,230


OTHER ASSETS                            3,184        6,035        4,467


PROPERTY, PLANT & EQUIPMENT, at cost  114,073      102,652      107,381
  Less accumulated depreciation        45,114       35,704       38,784
                                     --------     --------     --------
                                       68,959       66,948       68,597
                                     --------     --------     --------

TOTAL ASSETS                         $218,258     $218,429     $181,294
                                     ========     ========    =========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1995 has been condensed from the audited financial statements at that date.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)


                                  December 31,   December 31,  March 31,
                                     1995           1994         1995
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES:
   Notes payable                   $ 44,097       $ 31,468     $ 19,291
   Accounts payable                  39,707         40,993       13,454
   Current maturities on long-
     term debt                        2,334          2,196        2,536
   Other current liabilities          4,595          5,388        4,897
                                   ---------      ---------    ---------
      Total Current Liabilities      90,733         80,045       40,178


LONG-TERM DEBT, less current
     maturities                      75,766         71,133       78,497


OTHER LIABILITIES                     4,362          4,813        4,241


STOCKHOLDER'S EQUITY:
   Capital stock                        572            572          572
   Additional paid-in capital        43,683         43,605       43,683
   Retained earnings                  3,760         18,890       14,751
   Treasury stock at cost              (618)          (629)        (628)
                                   ---------      ---------    ---------
      Total Stockholder's Equity     47,397         62,438       58,378
                                   ---------      ---------    ---------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY         $218,258       $218,429     $181,294
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
                               (unaudited)



                                                     Three Months Ended
                                                        December 31,
                                                     1995         1994
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 65,463     $ 66,688
   Other                                               118           53
                                                   -------      -------
      Total Revenues                                65,581       66,741


COST AND EXPENSES:
------------------

   Cost of products sold                            54,891       54,212
   Selling, general and administrative expenses     11,508        8,354
   Interest                                          2,756        3,047
                                                   -------      -------
      Total Cost and Expenses                       69,155       65,613


EARNINGS (LOSS) BEFORE INCOME TAXES                 (3,574)       1,128

INCOME TAXES                                                        177
                                                   --------     -------

NET EARNINGS (LOSS)                                $(3,574)     $   951
                                                   ========     =======

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK       $ (.32)       $ .10
                                                    =======       =====

WEIGHTED AVERAGE SHARES OUTSTANDING              11,326,441   9,400,732
                                                 ==========   =========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                     Nine Months Ended
                                                        December 31,
                                                     1995         1994
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $157,457     $163,819
   Other                                               222          152
                                                   -------      -------
      Total Revenues                               157,679      163,971


COST AND EXPENSES:
------------------

   Cost of products sold                           133,800      128,360
   Selling, general and administrative expenses     27,579       21,818
   Interest                                          7,290        7,961
                                                   -------      -------
      Total Cost and Expenses                      168,669      158,139


EARNINGS (LOSS) BEFORE INCOME TAXES                (10,990)       5,832

INCOME TAXES                                                      1,123
                                                   --------     -------

NET EARNINGS (LOSS)                               $(10,990)     $ 4,709
                                                   ========     =======

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK       $ (.97)       $ .54
                                                    =======       =====

WEIGHTED AVERAGE SHARES OUTSTANDING              11,326,180   8,684,645
                                                 ==========   =========


See accompanying notes to consolidated condensed financial statements
(unaudited).







                                 Page 6

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                   Nine Months Ended
                                                      December 31,
                                                   1995         1994
                                                   ----         ----

Net cash used in operating activities           $(16,407)    $(24,952)
                                                ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (6,692)      (5,224)
  Proceeds from sales of property, plant
    and equipment                                  1,660          555
 (Increase) Decrease in other assets - net          (112)         157
                                                ---------    ---------

Net cash used in investing activities             (5,144)      (4,512)
                                                ---------    ---------
Cash flows from financing activities:
  Change in short-term debt - net                 24,806       13,476
  Payments of long-term debt                      (2,933)     (10,977)
  Other                                             (762)
  Capital stock transactions - net                    10       25,090
                                                ---------    ---------

Net cash provided by financing activities         21,121       27,589
                                                ---------    ---------

Net decrease in cash and cash equivalents           (430)      (1,875)
Cash and cash equivalents at beginning
  of period                                        1,177        2,898
                                                ---------    ---------

Cash and cash equivalents at end of period      $    747      $ 1,023
                                                =========    =========



See accompanying notes to consolidated condensed financial statements
(unaudited).

                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of December 31, 1995 and 1994, and March 31, 1995, the consolidated condensed statements of operations for the three and nine month periods ended December 31, 1995 and 1994, and the consolidated condensed statements of cash flow for the nine month periods then ended.

The results of operations for the three and nine months ended
December 31, 1995 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1995, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements, located on Page 49 of the Company's Form 10-K for the year ended March 31, 1995.


2. Supplemental cash flow disclosures: Cash payments for interest were $6,737,000 and $7,100,000 for the nine months ended December 31, 1995 and 1994, respectively. Net refunds of income taxes were $91,000 and $1,770,000 for the nine months ended December 31, 1995 and 1994, respectively.

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

Net sales and profits for the three months and nine months ended December 31, 1995 were adversely affected by the continued depressed market conditions which prevailed in the vegetable processing industry for most of that period. The Company believes that reduced industry production in the summer of 1995 has resulted in more normal industry inventory levels. However, market conditions have not rebounded, indicating other market forces are at work which continue to depress selling prices and increase selling and promotion expenses in order to respond to competitive pricing pressure. The Company believes these market conditions may be the result of inventory distribution imbalances within the industry, extremely competitive market conditions, including aggressive pricing strategies of some industry participants, and the emergence of large volume customers and the effects of their buying power.

The discussion in this Form 10-Q includes forward-looking statements based on current management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; vegetable processing industry conditions and price and volume fluctuations; competitive pressures and pricing pressures; inventory risks; supply-related risks; demand-related risks; third party lender actions; and results of Company - specific cost containment and profit enhancement initiatives. Additional factors are described in the Company's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:

Three Months Ended December 31, 1995 Compared to Three Months Ended December 31, 1994
------------------

Net Sales
---------

Net sales decreased $1.2 million, or 1.8%, to $65.5 million for the quarter ended December 31, 1995 compared to $66.7 million for the quarter ended December 31, 1994. The decrease in sales is primarily attributable to the decline in frozen vegetable sales volume.

Total canned vegetable sales increased $.8 million, or 1.5%, to $54.3 million for the quarter ended December 31, 1995 compared to $53.5 million for the quarter ended December 31, 1994. Selling prices continued to reflect depressed market conditions in the vegetable processing industry. The Company believes that reduced industry production in the summer of 1995 has resulted in more normal industry inventory levels. However, market conditions have not rebounded, indicating other market forces are at work which continue to depress selling prices and increase selling and promotion expenses in order to respond to competitive pricing pressure. The Company believes these market conditions may be the result of inventory distribution imbalances within the industry, extremely competitive market conditions, including aggressive pricing strategies of some industry participants, and the emergence of large volume customers and the effects of their buying power.

Sales of canned private label products decreased $1.5 million or 3.9% to $37.3 million for the quarter ended December 31, 1995, compared to $38.8 million for the quarter ended December 31, 1994. The decrease in private label sales was the result of a decrease in sales volume, partially offset by improved average selling prices. Sales of canned brand products increased $2.3 million or 15.6%, to $17.0 million for the quarter ended December 31, 1995 compared to $14.7 million for the quarter ended December 31, 1994. The increase in brand sales was the result of a 5.3% increase in sales volume and improved average selling prices.


Frozen vegetable sales declined $2.0 million, or 15.2%, to $11.2 million for the quarter ended December 31, 1995 compared to $13.2 million for the quarter ended December 31, 1994. The reduction in frozen sales was due primarily to decreases in sales volume.

Cost of Products Sold
---------------------

Cost of products sold as a percent of sales increased to 83.9% for the quarter ended December 31, 1995 compared to 81.3% for the quarter ended December 31, 1994. The increase of 2.6% in cost of products sold as a percent of sales is due primarily to increases in the fixed cost component of product costs due to reduced production volume caused by reduced acreage and weather extremes during the summer of 1995.


Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense increased $3.1 million to $11.5 million for the quarter ended December 31, 1995 from $8.4 million for the quarter ended December 31, 1994. This increase resulted primarily from a $2.7 million increase in selling and promotion expenses due to the depressed market conditions prevailing in the third quarter of fiscal 1996. The increase in selling and promotion expense was in response to competitive pricing pressure.


Interest Expense
----------------

Interest expense decreased $.2 million to $2.8 million for the quarter ended December 31, 1995 from $3.0 million for the quarter ended
December 31, 1994 due primarily to lower borrowing rates under a credit agreement entered into on May 22, 1995.


Net Earnings (Loss)
-------------------

The net loss for the quarter ended December 31, 1995 was $3.6 million compared to net income of $1.0 million for the quarter ended
December 31, 1994. The decline in net earnings was due primarily to reduced margins and increased selling and promotion expenses due to depressed market conditions.

RESULTS OF OPERATIONS:

Nine Months Ended December 31, 1995 Compared to Nine Months Ended
December 31, 1994
-----------------

Net Sales
---------

Net sales decreased $6.3 million, or 3.8%, to $157.5 million for the nine months ended December 31, 1995 compared to $163.8 million for the nine months ended December 31, 1994. The decrease in sales is due to a decline in frozen vegetable sales volume.

Total canned vegetable sales increased $9.9 million, or 8.0%, to $132.9 million for the nine months ended December 31, 1995 compared to $123.0 million for the nine months ended December 31, 1994. The increase in total canned vegetable sales was the result of increases in sales volume due to higher inventory availability during the nine months ended December 31, 1995 from a much improved growing and harvesting season in the summer of 1994. Average selling prices decreased slightly for the respective periods. Selling prices continue to reflect depressed market conditions in the vegetable processing industry. The Company believes that reduced industry production in the summer of 1995 has resulted in more normal industry inventory levels. However, market conditions have not rebounded, indicating other market forces are at work which continue to depress selling prices and increase selling and promotion expenses in order to respond to competitive pricing pressure. The Company believes these market conditions may be the result of inventory distribution imbalances within the industry, extremely competitive market conditions, including aggressive pricing strategies of some industry participants and the emergence of large volume customers and the effects of their buying power.

Sales of canned private label products increased $8.0 million or 9.0% to $96.5 million for the nine months ended December 31, 1995, compared to $88.5 million for the nine months ended December 31, 1994. The increase in private label sales was the result of an increase in sales volume primarily due to higher available inventory, partially offset by lower average selling prices. Sales of canned brand products increased $1.9 million or 5.5%, to $36.4 million for the nine months ended December 31, 1995 compared to $34.5 million for the nine months ended December 31, 1994. The increase in brand sales was primarily the result of improved average selling prices.

Frozen vegetable sales declined $16.2 million, or 39.7%, to $24.6 million for the nine months ended December 31, 1995 compared to $40.8 million for the nine months ended December 31, 1994. The reduction in frozen sales was due to a 34% decrease in sales volume and lower average selling prices. The decline in volume is attributable to year-ago frozen vegetable sales being heavily weighted toward the first half of the fiscal year due to low customer inventory levels in that period.

Cost of Products Sold
---------------------

Cost of products sold as a percent of sales increased to 85.0% for the nine months ended December 31, 1995 compared to 78.4% for the nine months ended December 31, 1994. The increase of 6.6% in cost of products sold as a percent of sales is due to the decline in frozen selling prices, increases in certain cost components, including containers and corrugated packaging and increases in the fixed cost component of product costs due to reduced production volume caused by reduced acreage and weather extremes during the summer of 1995.


Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expenses increased $5.8 million to $27.6 million for the nine months ended December 31, 1995 from $21.8 million for the nine months ended December 31, 1994. This increase resulted primarily from a $5.3 million increase in selling expenses due to the depressed market conditions prevailing in the first nine months of fiscal 1996. The increase in selling and promotion expense was in response to competitive pricing pressure.


Interest Expense
----------------

Interest expense decreased $.7 million to $7.3 million for the nine months ended December 31, 1995 compared to $8.0 million for the nine months ended December 31, 1994. Interest expense declined because the increases in net working capital, primarily inventories, were funded in part by the proceeds from a November 1994 common stock offering. In addition, interest expense was reduced by lower borrowing rates under a credit agreement entered into on May 22, 1995.


Net Earnings (Loss)
-------------------

The net loss for the nine months ended December 31, 1995 was $11.0 million compared to net income of $4.7 million for the nine months ended December 31, 1994. The decline in net earnings was due to reduced margins caused primarily by depressed frozen selling prices, increased selling and promotion expenses due to continued depressed market conditions and increased product costs.

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

Effective May 22, 1995, the Company entered into a revolving credit agreement with various lenders which provides for borrowings up to $65 million. The credit agreement has been amended to provide for additional borrowings of $10.0 million from December 1, 1995 through January 31, 1996, and $5.0 million from February 1, 1996 through February 26, 1996 to meet seasonal working capital requirements. Interest rates were amended such that borrowings up to $65 million are at the bank's reference rate ("prime rate") plus 1% while borrowings in excess of $65 million bear interest at the bank's reference rate plus 2%. Borrowings under the revolving credit facility were $62.1 million at December 31, 1995. The Company believes its revolving credit facility should be adequate to meet the Company's future seasonal borrowing needs based upon certain future working capital reduction initiatives.

The Company has various long-term debt obligations, which aggregated $75.8 million at December 31, 1995, excluding current maturities of $2.3 million. Included in the total long-term debt obligations are two senior notes totaling $32.3 million, various Industrial Development Revenue Bonds totaling $25.5 million, and $18.0 million of the revolving credit notes which are not expected to be repaid within twelve months and are therefore classified as long-term.


Cash Flows from Operating Activities
------------------------------------

Cash used in operations during the nine months ended December 31, 1995 totaled $16.4 million. Of the total cash used, changes in operating assets and liabilities used cash of $12.4 million, primarily due to an increase in inventory of $40.1 million offset by increases in accounts payable of $26.3 million. The increase in inventory levels primarily reflects the seasonal increase in inventories from the current year growing and harvesting season. The increase in accounts payable is due to expected seasonal increases related to the summer processing season. The remaining $4.0 million of cash used in operations reflects the net loss of $11.0 million offset by non-cash charges to operations of $7.0 million primarily for depreciation of property, plant and equipment.

Cash Flows from Investing Activities
------------------------------------

Net cash used in investing activities during the nine months ended December 31, 1995 was $5.1 million. Purchase of property, plant and equipment was $6.7 million during the nine months ended December 31, 1995 and primarily related to investment in product quality control equipment at several processing plants and the development and implementation of a new management information system.


Cash Flows from Financing Activities
------------------------------------

Cash provided by financing activities during the nine months ended December 31, 1995 totaled $21.1 million and represents primarily increases in revolving credit obligations used to finance the seasonal increase in inventories. At December 31, 1995, the Company had $62.1 million of borrowings under a revolving credit facility, of which $18.0 million was classified as long term and $44.1 million was classified as short term.

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

These lawsuits were consolidated on September 22, 1995 and the complaint filed in the first lawsuit was deemed the operative complaint superseding the complaint filed in the second lawsuit. The plaintiff in the second lawsuit has since elected to withdraw as a plaintiff in the consolidated lawsuit. The motions for dismissal remain pending in the consolidated lawsuit as does plaintiff's motion for class certification.

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


Date   February 14, 1996        /s/ Stephen W. Theobald
       -----------------        -------------------------
                                Stephen W. Theobald
                                Vice Chairman


Date   February 14, 1996        /s/ Leslie J. Wilson
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




                                STOKELY USA, INC.
                                -------------------------
                                Registrant


Date   February 14, 1996
       -----------------        -------------------------
                                Stephen W. Theobald
                                Vice Chairman


Date   February 14, 1996
       -----------------        -------------------------
                                Leslie J. Wilson
                                Vice President - Finance
                                (Principal Financial Officer)