Form 10-K
period 1996-03-31
STOKELY USA INC
filed 1996-07-26
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               Commission File Number
March 31, 1996                          No. 0-13943


                             STOKELY USA, INC.
          (Exact name of registrant as specified in its charter)


          WISCONSIN                               39-0513230
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


            1055 Corporate Center Drive, Oconomowoc, WI  53066
                  (Address of principal executive office)


                              (414) 569-1800
           (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act:  None


        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.05 par value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes         No   X
                             -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                            -----
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of July 15, 1996: $35,492,100

                       Common Stock, $.05 par value


Number of shares of Common Stock, $.05 par value, outstanding as of July 15, 1996 - 11,357,472

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement to be dated August 9, 1996 (Part
III).

Page No. 2 of 101 pages

Exhibit Index located on pages 61-66.

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors discussed in this report and/or as a result of general economic conditions; vegetable processing industry conditions and price and volume fluctuations; competitive pressures and pricing pressures; inventory risks; supply-related risks; demand-related risks; third party lender actions; and results of Company-specific cost containment and profit enhancement initiatives.


                                  PART I


ITEM 1.  BUSINESS

General Development of Business

Stokely USA, Inc. ("Stokely" or the "Company") is a domestic producer of canned vegetables. The Company processes, markets and sells a broad range of vegetables under customer private labels and under the Stokely's Finest Label, Stokely's Gold label and other brand labels through the retail, foodservice and industrial channels of distribution. The Company is a large processor of private label canned vegetables in the United States, selling to many major supermarket chains, and to many food wholesalers. The Company is also an exporter of canned vegetables to Europe and Asia.

Prior to February 1996, the Company also processed, marketed and sold frozen vegetables, primarily in bulk size quantities for the industrial market. In February 1996, the Company announced it was exiting the frozen vegetable processing industry.


Industry Conditions and Price and Volume Fluctuations

The Company's financial performance and growth are related to conditions in the vegetable processing industry. The United States vegetable processing industry is a mature industry, with a relatively modest annual growth rate. The Company's net sales are a function of product availability and market pricing. In the vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the vegetable processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an over-supply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the over-supply. The Company typically has experienced lower margins during times of industry over-supply. There can be no assurance the Company's margins will improve in response to favorable market conditions or that the Company will be able to operate profitably during depressed market conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of industry conditions.


Seasonality and Quarterly Fluctuations

The Company's operations are affected by the growing cycle of the vegetables it processes. Most of the Company's production occurs during the second quarter of each fiscal year (due to the timing of crop production and climate conditions) and a majority of sales occurs during the third and fourth quarters of each fiscal year (due to seasonal consumption patterns for its products). Accordingly, inventory levels are highest during the second and third quarters. Net sales generated during the third and fourth quarter of each fiscal year have a significant impact on the Company's results of operations. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.


The Vegetable Processing Industry

The United States vegetable processing industry is a mature industry, with a relatively modest annual growth rate. The vegetable processing industry is characterized by several large producers, but also includes a number of smaller independently owned producers. In general, the canned and frozen processing vegetable industry is mature and capital intensive, and, as such, there have been few entrants into the market in recent years. Over the past ten years, the Company believes the industry has been characterized by plant reduction and consolidation.

The pricing structure in the canned and frozen vegetable processing industry is dependent in part upon the supply of agricultural products and is subject to the variable nature of agricultural production. Selling prices of canned and frozen products usually are a direct result of industry product supply, which correlate to plantings, growing conditions and inventories. A year of high supply generally results from two critical factors. First, inventory carryover levels provide processors with an indication of which markets might be short on product and, therefore, might hold the best promise for favorable price trends. Declining carryovers typically encourage processors to expand acreage devoted to a particular crop in anticipation of higher prices. Second, weather impacts total production through its influence on yield per acre. Favorable growing conditions typically boost yield per acre and, therefore, total production. Unfavorable growing conditions have the opposite effect. Weather impacts not only crop size, but also crop quality.

Increased plantings and improved growing conditions caused over-supply in the vegetable market during fiscal 1992 and 1993, forcing industry prices and margins downward. During the latter part of fiscal 1993 and continuing into fiscal 1994, market prices improved due to reduced plantings, unfavorable growing conditions and the consequential effects on supply and pricing. These favorable market price conditions continued during the first quarter of fiscal 1995, but industry prices declined the balance of fiscal 1995 in response to record production in the summer of 1994 and competitive market situations, including unanticipated individual pricing decisions by a few of the large processors in the industry. Reduced planted acreage and unfavorable growing conditions in the summer of 1995 reduced industry production and improved market prices in the latter part of fiscal 1996, continuing into fiscal 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the industry.


Restructuring Programs and Business Strategy

In response to the depressed market conditions that have persisted in the vegetable processing industry for most of the past five years, the Company has pursued a strategy that focuses on its core product lines and major channels of distribution. Since fiscal 1993, the Company has narrowed its product focus to product lines in which it has significant market share - corn, green beans, peas and root crops. Since fiscal 1992, the Company has placed significant emphasis on its presence in the private label channel of distribution. Private label has been the Company's primary distribution channel since it was established in 1920, and the Company currently holds a leading market share in this channel. The Company implemented two significant restructure programs which involved the closing of certain plants and the consolidation of other production at larger, more efficient facilities, eliminating certain low margin or unprofitable product lines, reducing operating overhead and lowering interest expense through debt reduction.

In 1993, the Company redefined its core products as corn, green beans, peas and root crops produced in the Midwest (canned processing) and Northwest (frozen processing), and exited the canned tomato and fruit product lines and southern frozen vegetable lines, including frozen broccoli, okra and cauliflower. Stokely also eliminated certain marginally contributing channels of distribution and facilities in its frozen vegetable business. In addition, the Company's general and administrative workforce was reduced by 25% from fiscal 1992 levels.

As part of the 1993 restructuring, the Company recorded a non-recurring restructuring charge of $14.7 million ($21.1 million pre-tax) relating to the write-down of eight processing plants which were sold, closed or downsized and the costs associated therewith, including provisions for severance, consolidation costs and plant closing costs, and the write-down of inventory of discontinued product lines. The fiscal 1993 restructure program was substantially completed in fiscal 1995 and benefits fully realized.

While these restructure measures resulted in substantial cost and expense reductions which contributed to the Company's improved fiscal 1994 and 1995 operating results, the vegetable processing industry continued to experience depressed market conditions in fiscal 1995 and 1996, particularly in the frozen vegetable business.

Declines in the Company's frozen sales and margins in fiscal 1995 and 1996 reflected the general decline in the frozen vegetable markets due to excess industry inventories and excess production capacity. These conditions caused an extremely competitive market climate and decreased margins. As a result, the Company decided to exit the frozen vegetable business entirely and recorded a nonrecurring charge of $12.5 million in the fourth quarter of fiscal 1996 relating to the write-down of three closed processing plants and associated costs and the liquidation of related inventories. Subsequently, the Company has entered into an agreement with three third parties for the sale of two processing plants and substantially all of the Company's frozen inventory. The sale closed in the second quarter of fiscal 1997 and the proceeds were used to pay down long-term debt and revolving credit obligations. The third processing plant representing less than 10% of total frozen production capacity remains for sale.

In the past several years, the Stokely's Finest brand market has under-performed private label on many occasions due to competitive market conditions. The Company's historical response has been to maintain brand market share by meeting competitive prices. In the fourth quarter of fiscal 1996, the Company changed that strategy and increased prices in certain markets and elected to exit others to improve operating results.
In response to the continued depressed canned vegetable market conditions, the Company has continued to explore and implement a variety of cost reduction and margin improvement initiatives. Fixed general and administrative budgets for fiscal 1997 have been reduced by 20%. A review of the Company's distribution system and practices has resulted in a change in fiscal 1997 in the Company's forward distribution network that will reduce cost and improve service. The new Information System installed in fiscal 1996 provides an improved capability for analysis of customer profitability to identify additional opportunities to improve margins. An agreement was reached in July 1996 to sell the Company's headquarter building during the fourth quarter of fiscal 1997. The sale is expected to reduce operating expenses and related debt and interest expense. Finally, a new study has been recently initiated that will examine every element of the canned business to explore additional ways to change the Company's production capacity and sales and distribution systems to further improve margins through a combination of better pricing decisions and lower costs. The study is expected to be completed during the second quarter of fiscal 1997.


Financial Information about Product Groups

The Company cans and sells a variety of vegetables. Its principal products are corn, green beans, peas and root crops, including carrots, beets, mixed vegetables and potatoes. Other products processed and marketed by the Company include sauerkraut, processed dry beans and pumpkin, supplemented by purchased items such as asparagus, which is packed for Stokely by others under contractual co-pack arrangements. Prior to February 1996, the Company processed and sold frozen vegetables. In February 1996, the Company announced that it was exiting the frozen vegetable business and will sell the remaining inventory through the third quarter of fiscal 1997. The following table shows, for each of the last three fiscal years, the amount and percentage of net sales for each of the Company's principal raw product groups.


                                              Fiscal Year Ended March 31,
                                   1996                 1995                   1994
                              Net                   Net                    Net
                             Sales     Percent     Sales    Percent       Sales    Percent

                                               (Dollars in thousands)
Canned Vegetables:
  Corn                $ 64,200     31.1%  $ 67,500   29.2%  $ 67,400     26.3%
  Green beans           36,000     17.5     40,000   17.3     41,500     16.2
  Peas                  22,600     11.0     20,500    8.9     20,100      7.9
  Root crops            17,000      8.2     13,800    6.0     14,700      5.7
  Other                 28,400     13.8     33,300   14.3     32,000     12.5
 Total canned vegetables      168,200           81.6         175,100     75.7   175,700   68.6

Frozen Vegetables:
  Corn                  13,900      6.7     22,200    9.6     24,700      9.7
  Peas                   5,800      2.8     11,100    4.8     13,400      5.2
  Other                 18,400      8.9     23,000    9.9     42,300     16.5
 Total frozen vegetables38,100     18.4     56,300   24.3     80,400     31.4

Total canned and frozen
 vegetables           $206,300    100.0%  $231,400  100.0%  $256,100    100.0%



Description of Business

Canned Vegetables

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

CORN. Corn is the Company's leading product, as measured by both sales dollars and volume. The Company's canned corn consists of various varieties (super sweet, Gold'n White, Shoepeg White Corn and traditional) and styles (whole kernel, cream style, mixtures and no-salt versions). During fiscal 1996, approximately 59% of the Company's canned corn was sold to the private label industry, 24% was sold under the Company's brand label, with an emphasis on special varieties for the Stokely's Gold label, and 17% was sold to the foodservice industry. The Company's corn for canned products is grown primarily in Wisconsin, Minnesota, Illinois and Iowa.

GREEN BEANS. Green beans are the Company's second highest volume product. The Company's canned green beans consist of various varieties (Italian flat pod beans and European slender whole green beans) and styles (cut, french style and whole). During fiscal 1996, approximately 45% of the Company's canned green beans were sold under the Company's brand label, 39% were sold to the private label industry and 16% were sold to the foodservice industry. The Company's green beans are grown primarily in Wisconsin and Michigan.

PEAS. The Company's canned peas consist of various varieties (early maturing, small berry, large berry and various mixtures) and styles, including no-salt versions. During fiscal 1996, approximately 49% of the Company's canned peas were sold to the private label industry, 27% were sold under the Company's brand labels and 24% were sold to the foodservice industry. The Company's peas are grown primarily in Wisconsin and Minnesota.

ROOT CROP VEGETABLES. The Company's root crop vegetables consist of carrots, beets, mixed vegetables and potatoes, all of which are grown primarily in Wisconsin. The Company occasionally will source root crop vegetables from various Southern states, to assure the Company has a continuous supply. The Company's root crop vegetable products consist of various varieties (based on count and mix) and styles (whole, sliced, crinkled slices and waffle slices). During fiscal 1996, approximately 43% of the Company's canned root crop vegetables were sold to the private label industry, 30% were sold to the foodservice industry and 27% were sold under the Company's brand labels.

OTHER VEGETABLES. The Company also cans and sells various other vegetables, including pumpkin, processed dry beans (pinto, kidney, pork'n beans and garbanzo beans) and sauerkraut. During fiscal 1996, approximately 41% of the Company's other vegetables were sold to the foodservice industry, 35% were sold to the private label industry and 24% were sold under the Company's brand labels. Processed dry beans, such as canned kidney beans, pork'n beans, pinto beans and garbanzo beans, are processed year-round, and have a consumption pattern counter-seasonal to traditional Midwest items.

Frozen Vegetables

Most of the Company's frozen vegetable products were sold through the industrial channel of distribution in bulk quantities. The Company also sold a small amount of its frozen vegetable products to the private label industry, the foodservice industry and as exports and were packaged in bulk and in individual boxes and polybags. The Company's vegetables for its frozen products, primarily corn and peas, were grown primarily in the state of Washington.


Customers, Marketing and Sales

General

The Company markets and sells its canned vegetable products under private labels and its brand labels for home use, and also to the foodservice industry, including restaurants, fast food chains, hospitals, schools and the military, and to industrial accounts. The Company is a leading processor of private label canned vegetables in the United States, and sells to many major supermarket chains and other food distributors who market the products under their own label. The Company also processes and markets its vegetable products under the Stokely's Finest, Stokely's Gold and other brand labels to grocery wholesalers and grocery chain stores. The Company's foodservice sales involve sales, generally in large containers, directly to or through foodservice distributors, to purchasers of food products such as the United States government, fast food chains, restaurants and hospitals.

The Company also sells its frozen vegetable products to primarily industrial customers who either blend, repack or use the products as an ingredient.

The following table shows the net sales and percentage of total net sales contributed by the Company's canned brand label, private label, and foodservice markets and frozen sales markets for each of the last three fiscal years.


                                           Fiscal Year Ended March 31,
                                  1996                  1995                   1994
                              Net                     Net                   Net
                            Sales      Percent      Sales   Percent       Sales    Percent

                                                (Dollars in thousands)
Private label <F1>    $ 80,300     38.9%  $ 77,600   33.6%  $ 82,700    32.3%
Brand label <F2>        49,300     23.9     53,300   23.0     49,100    19.2
Foodservice <F3>        38,600     18.7     44,200   19.1     43,900    17.1
Frozen (industrial and
 other) <F4>            38,100     18.5     56,300   24.3     80,400    31.4

Total                        $206,300          100.0%       $231,400   100.0%  $256,100  100.0%


<F1>  Of the Company's total private label sales shown above, export sales totalled $13.6 million, $10.9 million and $16.3 million for fiscal 1994, 1995 and 1996, respectively.

<F2>  Of the Company's total brand label sales shown above, export sales totalled $1.0 million,
      $.6 million, and $1.0 million and U.S. government sales (including sales through military commissaries) totalled $6.1 million, $1.8 million and $2.0 million for fiscal 1994, 1995 and 1996, respectively.

<F3>  Of the Company's total foodservice sales shown above, U.S. government sales totalled
      $9.7 million, $8.2 million and $9.5 million for fiscal 1994, 1995 and 1996, respectively.

<F4>  Sales to industrial accounts accounted for $57.0 million, $41.0 million and $23.8 million of total frozen sales shown for fiscal 1994, 1995 and 1996, respectively.

For the fiscal year ended March 31, 1996, no single customer accounted for more than 7% of the Company's total sales.


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

The Company sells its brand label products through a broker network under the direction of Stokely's regional sales manager. Approximately 40 independent food brokers operate in Stokely's major metropolitan markets. This broker network focuses upon gaining display, advertising and other retailer support, in addition to ensuring customer satisfaction and developing the customer base. Marketing efforts include television advertising and print media-delivered promotions in major markets. Initiatives that help customers increase their category profitability include the Stokely's Gold program (with the principal advantage of higher margins for both the Company and its customers) and joint brand-private label shipping options (with the competitive selling point of higher inventory turns and lower average inventories for the customer). These initiatives are instrumental in maintaining shelf presence and customer support.


Foodservice Sales

Foodservice sales are made, generally in larger containers, directly to or through foodservice distributors, to purchasers of food products such as the United States government, fast food chains, restaurants and hospitals. Most foodservice sales are made through commissioned brokerage organizations. Sales efforts are managed by a Director of Foodservice Sales who is supported by two sales managers for the commercial market. The Company's largest single customer in foodservice sales is the U.S. government.

Approximately 75% of the Company's canned foodservice sales are private label, primarily to large corporate distributors and large buying groups. Foodservice distributors then sell to restaurants, schools and hospitals. Contact with foodservice distributors also cultivates relationships with national chain restaurant accounts, a growing part of the Company's foodservice business. The Company has a strong position in corn, a growing position in canned pumpkin, and a growing position as a supplier to national chain restaurant accounts.


Frozen Sales

Historically, the Company's frozen sales principally involved sales to industrial customers that either blend, repack or use the vegetable products as an ingredient. National restaurant chains are another large customer in frozen sales. In February 1996, the Company announced that it was exiting the frozen vegetable business and would cease processing of frozen vegetables and would liquidate the remaining frozen vegetable inventory.


Advertising, Promotion and Customer Service

The Company's marketing effort is led by a marketing group that also is responsible for new product development, new label and package initiatives and other customer focused innovation projects in all distribution channels. The customer service and inventory management team also support sales by ensuring customer orders are filled smoothly and inventories remain at various distribution centers at adequate levels.

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

The Company attempts to reduce the agricultural risk of unfavorable growing conditions by utilizing greater geographic diversity and a higher proportion of irrigated acreage than its competitors. The Company currently contracts approximately 80,000 acres in Wisconsin, Minnesota, Iowa, Illinois, and Michigan, with irrigated acres accounting for approximately 20% of the total. Contracted acreage is in close proximity to producing plants due to the perishable nature of the raw product. Processing generally is performed within several hours of harvest to assure the best possible product quality.

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

Cans are a major component in the final product cost for the Company's canned business, representing approximately one-third of total direct manufacturing cost. Cans are sourced principally from Ball Corporation, Silgan Containers Corporation and Crown Cork & Seal under supply agreements. The Company has excellent working relationships with its can vendors and has not experienced difficulty in obtaining adequate supplies of cans for production. The Company's size allows it to source cans at a competitive price, which is a significant factor given the importance of the container cost component to the overall cost structure.


Production and Distribution

At June 30, 1996, the Company operated nine canned vegetable processing plants. The Company closed its three frozen processing plants in fiscal 1996. Most of the Company's raw products must be processed within hours of harvesting to maintain desired product quality, so plants are located in close proximity to the Company's principal growing areas. Following harvesting, raw products are transported to the processing facility where they are sorted, sized, cut or trimmed, washed, inspected and then canned and cooked or individually quick frozen. In addition to visual inspection, the Company increasingly relies on electronic inspection machinery that recognizes and rejects any off-color or blemished product. The Company's high emphasis on quality assurance during the production process also includes the grading and inspection of raw products, inspection of incoming cans, sampling and laboratory testing of products during production and inspection of finished goods on a sample basis prior to shipment. Monitoring systems continuously record cooking times and temperatures as well as freezing temperatures so that each product is processed according to the precise method proven to yield consistent quality results and ensure maximum retention of flavor and texture. The Company employs quality control inspectors at each facility and four food technologists supervised by the Director of Quality Management, whose primary responsibilities include quality assurance and compliance. Technologists also run tests to ensure that all standards for food safety are met or exceeded.

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

In addition to producing quality products, careful storage and efficient distribution are vital to success. The Company distributes its products through its two distribution centers in Wisconsin and through a network of rented forward warehouses, the largest of which are in Chattanooga, Tennessee; Indianapolis, Indiana; Orange County, California; and Tampa, Florida. The Company also ships full loads directly from its processing facilities. The Company's transportation personnel are responsible for routing goods from production plants to regional and consolidating warehouses and finally to customers. Depending on quantities and distance, finished goods are shipped by rail or truck, whichever is most cost-effective. The Company's transportation personnel have negotiated special rail rates for shipments of canned products to forward distribution centers. As a result, the Company is able to compete effectively in the large Southern California markets with processors based in the Northwest region of the United States.


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

The Company is seeking to use service innovation as a point of competitive differentiation. As it develops increasingly sophisticated programs to bring value to its customers, new demands will be placed on its information systems. In order to prepare for this, the Company completed the implementation of new core processing systems in fiscal 1996. The new systems are more flexible and yield greater fact based analysis and decision making throughout all levels of the Company. This added analytical capability and flexibility will assist the Company in meeting the increasingly complex and rapidly evolving needs of its customers.
These needs include vendor managed inventory programs, Executive Information Systems, improved customer and market region sales management, and additional Electronic Data Interchange services. Customer service, order entry and distribution system improvements were the major areas of implementation.


Competition

All of the Company's products compete with those of other major national and smaller regional food processing companies under highly competitive conditions. The principal factors of competition in the brand and private label canned vegetable business are price and product quality, availability of a broad line of products, timely delivery, and customer service and satisfaction. An additional competitive factor for the Company's brand canned products is consumer demand as developed through expenditures on advertising, sales promotion and maintenance of retail shelf space.

Three of the Company's major competitors in the brand market, Del Monte, Green Giant and Dean Foods, have greater financial and marketing resources than the Company. The Company believes it can compete effectively in the canned vegetable business by focusing on private label retail sales and core brand products, delivering consistent product quality, meeting customer service expectations, continuing to improve the Company's cost structure and focusing capital expenditures on quality and service innovations.

The Company's principal competitors in the private label canned business are major and smaller regional companies, including Friday Canning Co., owned by Chiquita Brands. The Company's major competitors in the international export market are Green Giant, Dean Foods, and Friday Canning Company, most of whom are larger and have greater resources than the Company.


Trademarks

In the course of its business, the Company uses various trademarks, trade names and service marks in the packaging and advertising of its products. "Stokely's Finest" is a registered United States trademark and is significant to the Company. Stokely's ability to compete in the brand product vegetable market depends in part upon having a nationally recognized trademark. Some of the Company's other registered United States trademarks include "School Days," "Chef's Best," "Hart," "Our Favorite," "Shellie," "Sweet & Sour Kraut" and "Meeter's Sauerkraut." "Stokely's Crisp'n Sweet Corn" and "Stokely's Gold" are registered United States trademarks on an intent-to-use basis, and Stokely has a common law right to "Bavarian Style." While important, none of these other trademarks are as significant to the Company's business as "Stokely's Finest."


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

The disposal of solid and liquid vegetable waste material resulting from the preparation and processing of foods is subject to various federal, state and local laws and regulations relating to the protection of the environment. While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, Stokely believes the waste disposal systems which are now in operation or which are being constructed and designed for Stokely are sufficient to comply with all currently applicable environmental laws and regulations. Expenditures for facilities related to protection of the environment are made pursuant to the Company's capital budget and have not had, nor are they expected to have, a material effect on the earnings of the Company. The modification of existing, or the adoption of new laws, regulations or policies could have an adverse effect on the Company's business and results of operations.


Employees

At peak employment periods during the canned vegetable processing season, the Company employs approximately 2,700 employees, of which approximately 2,140 are seasonal and part-time production personnel, 470 are full-time, year-round production personnel, and 90 are management, sales and administration personnel. Approximately 850 regular hourly and seasonal employees belong to labor unions. Stokely's four union contracts are generally three years in length and provide for average wage increases of 3.0% during fiscal 1997. There are no union contracts expiring in fiscal 1997. Stokely recruits migrant workers for seasonal employment at its seasonal plants and maintains migrant housing facilities in Sun Prairie, Wisconsin, Pickett, Wisconsin and Hoopeston, Illinois to accommodate those employees. The Company believes that relationships with its employees are good.


Foreign Operations

Exports of processed vegetables represent a growing channel of distribution. The Company's export sales principally involve sales of private label canned vegetables. The Company believes it is a leading exporter of canned corn to Germany and Scandinavia. The Company's export sales accounted for 8.3%, 6.6% and 10.3% of total canned sales for fiscal 1994, 1995 and 1996, respectively. International sales are subject to various risks, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of international and domestic export laws and regulatory requirements. There can be no assurance the Company will be able to successfully expand its export sales, or that the Company's export sales will be profitable. The Company's international sales organization is based in Oconomowoc, Wisconsin and sells through agents, commissioned brokers and direct sales.

ITEM 2.  PROPERTIES

Stokely's principal facilities, all of which are owned, are described below:


                          Plant and
Location                Warehouse Size           Principal Products

Canned Vegetable Production (Sq. ft.)
 and Distribution:

Ackley, Iowa                     199,000     Whole kernel corn; canned dry
                                             pack beans
Cobb, Wisconsin                   65,000     Warehouse
DeForest, Wisconsin              538,000     Warehouse and distribution center;
                                             field department office
Hoopeston, Illinois              240,000     Golden whole kernel corn; pumpkin
Merrill, Wisconsin                56,000     Green, wax and romano beans
Pickett, Wisconsin               145,000     Peas; whole kernel corn
Poynette, Wisconsin              345,000     Green and wax beans; sauerkraut;
                                             warehouse and distribution center
Scottville, Michigan             238,000     Green, shellie and romano beans
Sun Prairie, Wisconsin           108,000     Peas; peas and carrots; golden and
                                             white whole kernel corn; mixed
                                             vegetables; beets; carrots
Waunakee, Wisconsin              181,000     Peas; peas and carrots; whole
                                             kernel corn; beets; carrots;
                                             potatoes; mixed vegetables
Wells, Minnesota                 103,000     Peas and cream style corn


Corporate Headquarters:

Oconomowoc, Wisconsin <F2>        52,000     General offices

Closed Facilities <F1>
Frozen Vegetable Production:

Grandview, Washington             86,000     Sugar snap peas; corn
Green Bay, Wisconsin              76,000     Peas; whole kernel corn; green
                                             beans; carrots
Walla Walla, Washington          199,000     Peas; carrots; lima beans; onions;
                                             squash

Total                          2,631,000



<F1>      These facilities were closed during fiscal 1996 as part of the
          Company's restructuring plan. The Company sold Grandview and Walla Walla, Washington plants during the second quarter of fiscal 1997. The Green Bay facility remains available for sale.

<F2>      An agreement was reached in July 1996 to sell the Company's headquarter building during the fourth quarter of fiscal 1997.

ITEM 3.  LEGAL PROCEEDINGS

A class action lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin, against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleged that he sustained losses in connection with his purchase of shares of common stock of the Company during the period from October 17,1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. A second lawsuit seeking to represent class members who purchased shares of common stock of the Company during the period from October 17, 1994, to December 19, 1994, was filed on May 10, 1995, in the United States District Court for the Eastern District of Wisconsin. This second lawsuit made similar claims against the Company and certain officers arising from the same facts and events. These lawsuits were consolidated on September 22, 1995 and the complaint filed in the first lawsuit was deemed the operative complaint superseding the complaint filed in the second lawsuit. The plaintiff in the second lawsuit has since elected to withdraw as a plaintiff in the consolidated lawsuit.

On March 21, 1996, the United States District Court issued a decision dismissing the consolidated lawsuit. The plaintiff has filed a motion to alter or amend the judgement of dismissal which is pending a decision. The Company has opposed this motion and believes that the dismissal was proper.

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

Executive Officers of the Company


The following is a list of Stokely's officers, their ages and their positions and office at June 30, 1996.


Name                     Age    Office and Business Experience


Frank J. Pelisek         66     Chairman of the Board since 1992; Chief
                                Executive Officer June 1992-93; Director since 1983; Partner, Michael Best and
                                Friedrich, legal counsel to Stokely, since
                                1965.

Stephen W. Theobald      50     President and Chief Executive Officer
                                since April 1996; Vice Chairman and
                                Treasurer 1992-1996; director since 1980;
                                Vice President Administration since 1985 when he joined Stokely.

Robert M. Brill          48     Vice President, General Counsel and
                                Secretary since 1990; Vice President and
                                General Counsel since 1989; Senior
                                Partner, Brill and Eustice, 1986-89;
                                joined Stokely in 1989.

Robert Cook              45     Vice President, Operations since 1990;
                                Director of Operations since 1989; joined
                                Stokely in 1985.

Eddie W. Foster          58     Vice President, National Sales Manager
                                since 1991; President, Merchandise
                                Warehouse, Inc. 1990-91; President LVS
                                Food Distributors 1989-90; Vice President of Marketing and Sales Stokely USA, Inc.
                                1983-89.

Kenneth C. Murray        38     Senior Vice President, Sales and Marketing
                                since 1996, Vice President, Canned Sales and Marketing from 1992-96. Director of Marketing and Business Development since
                                1990 when he joined Stokely.

Russell J. Trunk         55     Senior Vice President, Operations since
                                1992; General Manager Texas/Mexico
                                Operations from 1991-92; joined Stokely in 1991.

Leslie J. Wilson         52     Vice President, Finance and Chief
                                Financial and Accounting Officer since
                                June 1992; Vice President and General
                                Manager, Packaging Specialties, Inc. 1990-
                                92; Vice President Finance and
                                Administration, Deutz-Allis Credit 1976-
                                90; joined Stokely in 1992.


Family Relationships

There are no family relationships among the officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. However, Messrs. Theobald, Murray, Trunk and Wilson each are parties to certain change of control contingent employment agreements, and Mr. Wilson is a party to an employment agreement with the Company, each of which is more fully described, and hereby incorporated by reference from the Company's definitive Proxy Statement, dated August 9, 1996. All officers hold office for one year and until their successors shall have been duly elected and qualified.

                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS


Market Information

Stokely common stock is traded on the NASDAQ National Market System. The market symbol is STKY. American Stock Transfer and Trust Company, 40 Wall Street, New York, New York 10005 serves as transfer agent. The following table sets forth the range of high and low sales price for the common stock for the periods indicated as reported on the NASDAQ National Market System for the periods indicated. Quotations represent the price between dealers and do not reflect retail markups, markdowns or commissions.


Common Stock Price Range

(Dollars per share)             Market Price

                             High          Low
1996

First Quarter                    6 5/8        5 1/8
Second Quarter                  7 7/16        5 1/8
Third Quarter                  6 15/16        4 7/8
Fourth Quarter                   5 1/4        2 3/8

1995

First Quarter                   10 1/2        7 7/8
Second Quarter                  12 1/4        9 1/4
Third Quarter                   10 1/4            5
Fourth Quarter                   6 1/8        5 1/8


Holders

At July 15, 1996, there were 996 holders of record of the shares of common stock.


Dividends

The Company discontinued the payment of quarterly dividends during the first quarter of the fiscal year ended March 31, 1993. Since that time, the Company has not declared or paid any cash dividends on its shares of Common Stock, and does not anticipate paying such dividends in the foreseeable future. The Company's long-term debt agreements contain certain conditions and provisions which restrict the Company's payment of dividends. At March 31, 1996, all of the retained earnings were restricted as to the payment of cash dividends.

For information regarding restriction of the payment of cash dividends, see Note D to Notes to Consolidated Financial Statements for the year ended March 31, 1996, in Item 8 of this Form 10-K.



ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                   Years ended March 31,
                                 1996         1995          1994        1993         1992

SUMMARY OF OPERATIONS
Net sales                   $206,251   $231,422    $256,145  $281,382  $280,368
Other revenues                   147        517       4,691     2,145       676

  Total net revenues         206,398    231,939     260,836   283,527   281,044
Cost of products sold        175,865    186,814     216,392   249,982   238,804
Selling, general and
 administrative expenses      36,672     33,617      36,476    42,139    48,481
Nonrecurring charge             12,500<F2>        -             -       21,145<F3>      -

  Operating earnings(loss)     (18,639)      11,508         7,968      (29,739)    (6,241)

Interest expense              10,182     10,796      12,710    12,721     8,592

Earnings (loss) before
 income taxes (credits)and
 cumulative effect of
 change in accounting
 principle                     (28,821)          712       (4,742)     (42,460)   (14,833)
Income taxes (credits)               -           142       (2,527)     (12,983)    (4,931)

Earnings (loss) before
 cumulative effect of
 change in accounting
 principle                     (28,821)          570       (2,215)     (29,477)    (9,902)
Cumulative effect of change
 in method of accounting for
 postretirement benefits (net
 of income taxes of $850)            -             -            -       (1,650)         -

  Net earnings (loss)         $(28,821)      $   570      $(2,215)    $(31,127)   $(9,902)

COMMON STOCK DATA
Net earnings (loss)
 per share                    $ (2.54)       $   .06      $  (.27)     $(3.75)<F1> $(1.19)
Dividends per share                 -              -            -           -         .20
Stockholders' equity
 per share                    $  2.61        $  5.15      $  3.92        4.18        7.93
Average shares out-
 standing (thousands)          11,326          9,336        8,320       8,302       8,288
Shares outstanding at
 year-end (thousands)          11,326         11,325        8,325       8,316       8,291


<F1>  Fiscal 1993 includes a $.20 per share loss due to post-retirement benefits accounting method change.

<F2>  For the nonrecurring charge in fiscal 1996 see Note K to Notes to Consolidated
      Financial Statements.

<F3>  In connection with a Company restructuring plan, the Company sold, closed or down-
      sized certain processing facilities, resulting in a nonrecurring charge during fiscal 1993 from the write-down of such processing facilities, equipment and inventories to their estimated net realizable value and from provisions for severance, consolidation costs and plant closing costs.






ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
(Dollars in thousands except per share data)

                                                   Years ended March 31,
                                 1996         1995         1994         1993         1992


BALANCE SHEET AND FINANCIAL DATA
Working capital             $ 48,418   $ 68,052    $ 42,071  $ 40,626  $ 80,064
Current ratio                   1.74       2.69        2.03      1.38      2.39
Property, plant and
 equipment - net              57,501     68,597      67,356    68,419    90,794
Depreciation                   8,190      7,508       7,230     9,286     8,461
Capital expenditures           7,521      6,421       5,174    12,871    21,713
Total assets                 175,721    181,294     158,535   232,843   233,737
Long-term debt                77,230     78,497      80,438    82,854    96,466
Stockholders' equity          29,567     58,378      32,640    34,777    65,761
Cash dividends declared            -          -           -         -     1,658


/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's financial performance and growth are directly related to certain characteristics and trends in the vegetable processing industry. The United States vegetable processing industry is a mature industry, with relatively modest growth. Therefore, any significant sales growth that may be experienced by the Company likely would come at the expense of the loss of market share by another processor, but also may occur through efforts designed to promote increased consumption, such as through the introduction of new or improved products or through increased sales internationally.

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


Nonrecurring Charge

In the fourth quarter of fiscal 1996, the Company recorded a nonrecurring charge of $12.5 million related to the Company's decision to exit the frozen vegetable business. Sharply declining frozen operating margins in fiscal 1996 caused primarily by excess frozen industry inventory coupled with excess capacity in the frozen vegetable industry were major factors in the decision to cease processing operations of the Company's frozen business unit.

In conjunction with that decision, the Company has reached an agreement with three third parties for the sale of two frozen processing plants, located in the state of Washington, and substantially all its frozen business inventory. The sale of the two plants was completed in the second fiscal quarter of 1997. A third plant representing less than 10% of the Company's total frozen capacity remains for sale. The nonrecurring charge of $12.5 million, a major portion of which is non-cash, will cover costs associated with the sale of its three frozen processing plants and related inventories.

The frozen business sales approximated 20% of the Company's 1996 fiscal year sales. The sale proceeds of the frozen plant facilities and related inventory were used to pay down long-term debt and reduce working capital requirements. The frozen plants formerly employed approximately 400 full-time and seasonal employees. The exit from the frozen business will allow the Company to concentrate on its core business of canned vegetables. See also Note K of Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS
Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31,
1995


Net Earnings (Loss)

The net loss for the fiscal year ended March 31, 1996 was $28.8 million compared to net income of $0.6 million for the previous year. The decline in earnings in fiscal 1996, excluding the nonrecurring charge of $12.5 million as a result of the Company's decision to exit the frozen vegetable business, was primarily due to decreased margins, particularly in the frozen vegetable business, and increases in canned selling and promotional expenses due to the depressed market conditions that prevailed for most of fiscal 1996.


Net Sales

Net sales in fiscal 1996 decreased $25.1 million, or 10.8%, to $206.3 million from $231.4 million in fiscal 1995. The reduction in sales was due primarily to a decline in frozen vegetable sales volume, a decline in frozen vegetable prices and lower canned sales volume in the last half of fiscal 1996 caused primarily by lower available inventories due to lower planted acreage and a poor growing season during fiscal 1996. These volume and pricing shortfalls were only partially offset by slightly higher average pricing for canned vegetables.

Total canned vegetable sales decreased $6.9 million, or 3.9%, to $168.2 million in fiscal 1996 from $175.1 million in fiscal 1995. The decline in total canned vegetable sales was the result of an $8.8 million reduction in sales volume partially offset by a $1.9 million increase in sales due to higher pricing.

Selling prices increased moderately in fiscal 1996 compared to fiscal 1995 primarily in response to last summer's lower production volume due to reduced planted acreage and poor growing and harvesting conditions. The Company believes that reduced industry production in the summer of 1995 resulted in more normal industry inventory levels. However, market conditions did not substantially rebound as anticipated, indicating other market forces were at work which continued to depress selling prices and caused the Company to increase selling and promotion expenses in order to respond to competitive pricing pressure. The Company believes these market conditions may be the result of inventory distribution imbalances within the industry, extremely competitive market conditions, including aggressive pricing strategies of some industry participants, and the emergence of large volume customers and the effects of their buying power.

Total frozen sales declined $18.2 million, or 32.3%, to $38.1 million in fiscal 1996 compared to $56.3 million in fiscal 1995. The decline in sales was the result of a $14.9 million reduction in sales volume, and a $3.3 million decrease in sales due to lower pricing. The decrease in sales volume and pricing in fiscal 1996 reflects the general decline in the frozen vegetable markets due to excess industry inventories and excess industry production capacity causing an extremely competitive market climate and sharply lower margins. These factors led to the Company's decision announced in February 1996 to exit the frozen business.


Cost of Products Sold

Cost of products sold decreased $10.9 million, or 5.8%, to $175.9 million in fiscal 1996 from $186.8 million in fiscal 1995. The decrease in cost of products sold was due primarily to the lower sales volume in both the canned and frozen divisions. Cost of products sold as a percentage of net sales increased by 4.6% to 85.3% in fiscal 1996 compared to 80.7% in fiscal 1995. The increase in cost of products sold as a percent of sales is due to increases in certain cost components, including containers and packaging costs, and proportionate increases in the fixed cost component of product costs due primarily to lower canned production volume caused by reduced planted acreage and weather extremes during the summer of 1995.


Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $3.1 million, or 9.2%, to $36.7 million in fiscal 1996 from $33.6 million in fiscal 1995. Selling, general and administrative expenses as a percentage of net sales, increased by 3.3% to 17.8% in fiscal 1996 compared to 14.5% in fiscal 1995. These increases resulted primarily from a $2.0 million increase in variable selling and promotion expense incurred in response to competitive pricing pressures prevailing for most of fiscal 1996. General and administrative expenses also increased $0.5 million as a result of legal costs incurred in defense of two shareholder suits stemming from the November 1994 common stock offering. See also Note I of Notes to Consolidated Financial Statements.


Interest Expense

Interest expense decreased $0.6 million or 5.6%, to $10.2 million in fiscal 1996 compared to $10.8 million in fiscal 1995. This reduction was primarily the result of lower revolving credit borrowing rates from a new revolving credit facility entered into in early fiscal 1996 offset in part by higher average borrowing levels.


Income Taxes

In fiscal 1996, no income tax expense or benefit was recorded. The tax benefit of the pre-tax operating loss of fiscal 1996 was offset by a corresponding increase in the valuation allowance of allowable tax benefits. At March 31, 1996, the Company had net operating loss carryforwards of $41.9 million and tax credit carryforwards of $2.9 million, which are available to reduce and/or offset future tax liabilities.


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

Total canned vegetable sales decreased $0.6 million or 0.4%, to $175.1 million in fiscal 1995 from $175.7 million in fiscal 1994. The decline in total canned vegetable sales was the result of an $8.5 million reduction in sales volume partially offset by a $7.9 million increase in sales due to higher pricing. Of the net decrease in sales of $0.6 million, $7.5 million was due to a reduction in sales of discontinued products, partially offset by a $6.9 million increase in sales of continued products.

As expected, selling prices declined from the levels experienced early in fiscal 1995, in response to the prior summer's record production, to levels the Company considered sustainable. Given apparent industry inventory positions, the Company did not anticipate the round of price cutting that began late in the third quarter of fiscal 1995. Nevertheless, in order to maintain market share, it was necessary for the Company to respond to this new competitive environment which resulted in a substantial decline in pricing late in the third quarter. These depressed market conditions persisted during the fourth quarter of fiscal 1995 causing sharply lower profit margins for the Company.

Pricing conditions in the processed vegetable markets remained extremely depressed at March 31, 1995. The Company believes this situation was caused by an unlikely and unpredictable sequence of events that eventually led to apparent industry inventory excesses and distribution imbalances. The initial event was the Midwest flooding that occurred during the summer of 1993 and resulted in sharply curtailed yields and production. The industry responded to the shortfall with a substantial increase in planted acreage in the summer of 1994. Due to excellent growing conditions in the Midwest, the crop yields on that acreage surpassed previous records. As a result, industry production exceeded the planned increases leading to excess inventories which had a negative impact on selling prices. However, pricing declined dramatically late in the third quarter, and based on industry and market information first available in late 1994 and 1995 to date, inventory distribution imbalances may have played a part. Government mandated label changes required by the Nutrition Labeling Education Act
(NLEA) may have resulted in a disproportionate share of the late summer/early fall feature business going to the brand market at the expense of the private label market participants. While the Company's volume of canned brand and private label sales increased during the third quarter of fiscal 1995 compared to the third quarter in the prior year, syndicated market share data made available in December of 1994 indicated that, for the category in total, private label did lose market share to the brand market during the fall of 1994. Further, the pricing strategies of some industry participants were particularly aggressive during the same period. These factors would tend to create an increasingly uneven distribution of inventories as the third quarter progressed and a corresponding increase in pressure to liquidate excesses.

Total frozen sales declined $24.1 million, or 30.0%, to $56.3 million in fiscal 1995 compared to $80.4 million in fiscal 1994. The decline in sales was the result of a $18.3 million reduction in sales volume due primarily to the elimination of certain low margin or unprofitable frozen products and exiting certain channels of distribution as part of the Company's 1993 restructure program. Sales of discontinued frozen products decreased $14.0 million, or 78.7%, to $3.8 million in fiscal 1995 compared to $17.8 million in fiscal 1994. Also contributing to the decline in sales was a $5.8 million decrease in sales due to lower pricing caused primarily by exiting certain higher priced but lower margin product lines and distribution channels as part of the Company's restructure program.


Cost of Products Sold

Cost of products sold decreased $29.6 million, or 13.7%, to $186.8 million in fiscal 1995 from $216.4 million in fiscal 1994. The decrease in cost of products sold was due primarily to the lower sales volume in both the canned and frozen divisions. Cost of products sold as a percentage of net sales decreased 3.8% to 80.7% in fiscal 1995 compared to 84.5% in fiscal 1994. Of the 3.8% decrease, 2.0% was due to higher selling prices. The decrease in cost of products sold as a percent of sales is also due to lower unit manufacturing costs caused by higher production volume in fiscal 1995, partially offset by unfavorable, nonrecurring cost variances related to agricultural and processing operations caused by the unusual nature of last summer's processing season. The improvement in the cost of sales ratio also reflects the elimination of higher cost but marginally unprofitable product lines as part of the Company's restructure program.


Selling, General and Administrative Expense

Selling, general and administrative expenses declined by $0.8 million or 2.2%, to $33.6 million in fiscal 1995 from $34.4 million (excluding a charge of $2.1 million relating to the settlement of a product liability claim) in fiscal 1994. This reduction was primarily the result of lower variable selling expenses related to lower sales volume. Selling, general and administrative expenses as a percentage of net sales were 14.5% in fiscal 1995 compared to 13.4% (excluding the product liability settlement) in fiscal 1994.


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


Net Earnings (Loss)

Net earnings in fiscal 1995 were $0.6 million compared to a net loss of $2.2 million in fiscal 1994.



FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

General

Due to the seasonal production nature of the canned (and frozen) vegetable processing business, the Company must maintain substantial inventories of processed vegetables throughout the year. The working capital requirements associated with producing and maintaining such inventories are financed primarily through short-term borrowings and deferred payment terms with major raw product and container suppliers. The maximum amount of short-term borrowings in fiscal 1996 was $65.4 million compared to $59.7 million in fiscal 1995 and $68.9 million in fiscal 1994.

On May 21, 1996, the Company entered into a new revolving credit agreement with a commercial lender which provides for borrowings up to $70 million. The new revolving credit agreement provides for an expanded collateral borrowing base, lower interest rates and less restrictive financial and operating covenants than the former agreement. The Company believes the new revolving credit agreement will be adequate to meet the Company's seasonal borrowing needs. Maximum revolving credit borrowings projected for fiscal 1997 are approximately $60 million. For a more detailed description, see Note D of Notes to Consolidated Financial Statements.

In addition to the revolving credit facility, the Company has various long-term debt obligations, which aggregated $77.2 million at March 31, 1996, excluding current maturities of $15.2 million. Current maturities include scheduled maturities and expected payments upon sale of the property, plant and equipment relating to the Company's frozen business. Included in the long-term debt obligations are two senior notes totaling $22.7 million, various Industrial Development Revenue Bonds totaling $21.5 million and $33.0 million of revolving credit notes which are not expected to be repaid currently and are classified as long-term. See Note D of Notes to Consolidated Financial Statements.

At March 31, 1996, the Company was not in compliance with certain financial ratio covenants of its senior note agreements. However, the note agreements were amended and prior covenant violations waived on July 25, 1996. The amended senior note agreements provide that the note holders receive interest at 11%, payable quarterly, plus 3% capitalized interest payable at maturity of the amended agreements on January 15, 2000. The amended agreements also provide for adjustments to the interest rates based upon the Company attaining certain reductions in the principal balance of the senior notes. In addition, the Company issued warrants to the senior note holders in consideration for amending the applicable note agreements. The warrants entitle the holders to purchase an aggregate of 2,200,000 shares of common stock through July 25, 2006 at a price per share equal to the lower of $2.25 or the average trading price of the Company's stock over a subsequent 10 day period as defined in the agreements. The number of shares covered by the warrants are subject to reduction upon the Company attaining certain reductions in the principal balance of the senior notes. The note holders' expenses related to the amended agreements also were paid. The amended agreements require the Company to maintain certain revised financial covenants including net worth and current ratio covenants.

In conjunction with the refinancing of the revolving credit facility entered into on May 21, 1996 and the amendment of the senior note agreements entered into on July 25, 1996, the Company will incur a loss of $829,000 in the first half of fiscal 1997 for the charge-off of deferred debt expense associated with the early extinguishment of the respective former financing agreements.


Cash Flows from Operating Activities

Cash used in operations during fiscal 1996 totaled $5.9 million. Of the total cash used, changes in operating assets and liabilities provided cash of $2.2 million, primarily due to a decrease in accounts receivable of $8.5 million and an increase in accounts payable of $7.9 million, partially offset by an increase in inventory of $12.8 million less cash used in operations totaling $8.1 million. The decrease in accounts receivable of $8.5 million is due to a decrease in sales in the quarter ended March 31, 1996 compared to a year ago. The increase in accounts payable of $7.9 million is due to deferral of certain vendor payments to the first quarter of fiscal 1997 while the new revolving credit agreement was being finalized. The increase in inventory of $12.8 million is due primarily to higher frozen vegetable finished goods at March 31, 1996 caused by lower sales volume in fiscal 1996.

Cash used in operations during fiscal 1995 totaled $19.8 million. Of the total cash used, changes in operating assets and liabilities used cash of $29.5 million, primarily due to an increase in inventory of $24.1 million and an increase in accounts receivable of $4.6 million, partially offset by cash generated from operations totaling $9.7 million. The increase of $24.1 million in inventory levels primarily reflects the contrast of the fiscal 1994 and 1995 summer processing seasons. Inventory levels during fiscal 1994 were unusually low due to the poor growing and harvesting conditions of the summer of 1993 in contrast to inventory levels during fiscal 1995 which were higher due to favorable growing conditions during the summer of 1994. The increase in accounts receivable of $4.6 million is due to an increase in sales in the quarter ended March 31, 1995, compared to a year ago.

During fiscal 1994, the Company realized significant improvements in cash flow from operating activities and applied such cash flow primarily to reduce short-term debt and accounts payable. Net cash provided by operations improved $36.7 million to $38.1 million in fiscal 1994 from $1.4 million in fiscal 1993. The increase in cash provided by operations is partially attributable to reduced net losses (net of a nonrecurring restructuring charge in fiscal 1993) in fiscal 1994 compared to fiscal 1993. Additionally, cash provided by changes in operating assets and liabilities increased $23.3 million primarily from the benefits of inventory and accounts receivable reductions of $45.3 million and $20.7 million, respectively, offset in part by a reduction in accounts payable of $25.3 million. The Company's aggressive inventory reduction programs in the first quarter of fiscal 1994, combined with the elimination of certain product lines and the adverse growing and harvesting conditions during fiscal 1994, were the primary reasons for the Company's reduced inventories.


Cash Flows from Investing Activities

Net cash provided by (used in) investing activities during fiscal 1996, 1995 and 1994 was $(5.5) million, $(4.9) million and $4.6 million, respectively. Purchase of property, plant and equipment was $7.5 million, $6.4 million and $5.2 million during fiscal 1996, 1995 and 1994, respectively.

Major capital expenditures during fiscal 1996 related to the completion of the new management information system installed August 1, 1995, additional investments in product quality control equipment at various processing plants, and the completion of the capacity consolidation at the Waunakee, Wisconsin facility.

In fiscal 1996, the Company received $2.3 million in additional cash flow from the sale of two previously idled processing plants and a warehouse. Proceeds from these facility sales were used to pay down long-term debt.

Capital expenditures during fiscal 1995 were primarily related to the capacity consolidation at the Waunakee, Wisconsin facility, investment in product quality control equipment at several processing plants, and the initial phase of a new management information system.

Capital expenditures in fiscal 1994 were focused on improved plant efficiency and ongoing compliance with environmental regulations. Expenditures in fiscal 1994 included capacity consolidation and operation efficiency projects at the Pickett, Wisconsin and Waunakee, Wisconsin facilities, and improvements to a wastewater disposal system in Walla Walla, Washington. These capital expenditures were financed through cash flow from operations. There were also capital expenditures in fiscal 1994 to complete the reconstruction of the Company's Hoopeston, Illinois facility damaged by fire in fiscal 1993, which were financed with insurance proceeds.

In fiscal 1994, the Company generated $9.1 million in additional cash flow from the sale of four processing facilities and other miscellaneous assets as part of the Company's 1993 restructuring program. Proceeds from the plant sales were used primarily to pay down long-term debt.

Capital expenditures for fiscal 1995 and 1994 were below the amount of depreciation. In these years, the Company intentionally limited its level of capital expenditures to short-term pay back and necessary quality and environmental projects. Capital expenditures budgeted for fiscal 1997, which are not expected to exceed $1.5 million, will be primarily for product quality and productivity improvements.


Cash Flows from Financing Activities

At March 31, 1996, the Company increased its revolving credit borrowings by $15.6 million to $52.9 million. The net increase in revolving credit borrowings was used primarily to fund capital expenditures of $7.5 million and fiscal 1996 operating losses. At March 31, 1996, the Company had $52.9 million of revolving credit borrowings, of which $33.0 million was classified as long-term and $19.9 million was classified as short-term.

At March 31, 1995, the Company increased its borrowings under the revolving credit facility by $2.3 million to $37.3 million. The net increase in revolving credit borrowings was due primarily to funding increases of $28.8 million in inventory and accounts receivable levels. These increases in revolving credit borrowings were substantially offset by the $25.2 million pay down of revolving credit borrowings from the proceeds of the November 1994 common stock offering. At March 31, 1995, the Company had $37.3 million of revolving credit borrowings, of which $18.0 million was classified as long-term and $19.3 million was classified as short-term.

At March 31, 1994, the Company decreased its borrowings under the revolving credit facility by $31.3 million through planned cash flow improvements from the reduction in accounts receivable and inventories. At March 31, 1994, the Company had $35.0 million of revolving credit borrowings, of which $17.0 million was classified as long-term and $18.0 million was classified as short-term.


Litigation

The Company is involved from time to time in various legal actions and claims. For a discussion of current matters, see Note I of Notes to Consolidated Financial Statements.


Impact of Inflation

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



Subsequent Event

In July 1996, the Company entered into an agreement to sell its corporate headquarters building for $4.4 million, resulting in a loss of approximately $1.0 million which will be recognized in fiscal 1997. The sale is expected to reduce operating expenses and related debt and interest expense. The Company anticipates relocating its corporate headquarters to a new leased facility during the fourth quarter of fiscal 1997 when the sale of its existing building is expected to close.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Stokely USA, Inc.:

We have audited the accompanying consolidated balance sheets of Stokely USA, Inc. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of March 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note E to the consolidated financial statements, the Company changed its method of accounting for income taxes effective
April 1, 1993 to conform with Statement of Financial Accounting Standards
No. 109.



Deloitte & Touche, LLP
Milwaukee, Wisconsin
July 25, 1996

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


ASSETS - Note D

                                                         March 31,
(Dollars in thousands)                             1996                1995

CURRENT ASSETS:
  Cash and cash equivalents - Note A                 $    777       $  1,177
  Accounts receivable, less allowance for
   losses ($570 and $452, respectively)                16,975         25,459
  Refundable income taxes - Note E                         11            380
  Inventories - Notes A, B and K                       85,404         79,389
  Prepaid expenses                                      1,406          1,825
  Property held for disposition - Note K                9,500              -

TOTAL CURRENT ASSETS                                  114,073        108,230

OTHER ASSETS - Notes A and C                            4,147          4,467

PROPERTY, PLANT AND EQUIPMENT, at cost - Notes A and M
  Land and land improvements                            2,973          3,453
  Buildings                                            27,217         29,650
  Machinery and equipment                              60,952         74,278

                                                       91,142        107,381

  Less accumulated depreciation                        33,641         38,784

                                                       57,501         68,597

TOTAL ASSETS                                    $175,721       $181,294



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         March 31,
(Dollars in thousands)                             1996           1995

CURRENT LIABILITIES:
  Notes payable - Note D                             $ 19,887       $ 19,291
  Accounts payable                                     21,365         13,454
  Accrued compensation and withholdings                 2,546          3,015
  Other accrued liabilities - Note K                    6,447          1,635
  Income taxes - Note E                                   260            247
  Current maturities on long-term debt - Note D        15,150          2,536

TOTAL CURRENT LIABILITIES                              65,655         40,178

LONG-TERM DEBT, less current maturities
  - Note D                                             77,230         78,497

OTHER LIABILITIES - Notes F and G                       3,269          4,241

STOCKHOLDERS' EQUITY - Notes D and H
  Preferred stock - no par value, authorized
    1,000,000 shares, none issued
  Common stock - $.05 par value, authorized
    20,000,000 shares, issued 11,435,195                  572            572
  Additional paid-in capital                           43,683         43,683
  Retained earnings                              (14,070)        14,751

                                                       30,185         59,006
  Less treasury stock at cost
   (108,754 and 110,550 shares, respectively)       (618)          (628)

                                                       29,567         58,378

COMMITMENTS AND CONTINGENCIES - Note I

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $175,721        $181,294



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)


                                             Years ended March 31,
                                         1996         1995        1994

REVENUES:
 Net sales                            $206,251     $231,422    $256,145
 Other - Note J                            147          517       4,691

TOTAL REVENUES                         206,398      231,939     260,836

COSTS AND EXPENSES:
 Cost of products sold                 175,865      186,814     216,392
 Selling, general and
  administrative expenses               36,672       33,617      36,476
 Nonrecurring charge - Note K           12,500                -            -
 Interest                               10,182       10,796      12,710

TOTAL COSTS AND EXPENSES               235,219      231,227     265,578


EARNINGS (LOSS) BEFORE INCOME
 TAXES (CREDIT)                        (28,821)         712      (4,742)
INCOME TAXES (CREDIT) - Note E               -          142      (2,527)


NET EARNINGS (LOSS)                  $ (28,821)    $    570    $ (2,215)

PER SHARE AMOUNTS:

NET EARNINGS (LOSS) PER SHARE OF
 COMMON STOCK                         $ (2.54)      $   .06     $ (.27)

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         11,326,245    9,335,604   8,319,649



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

                                     Additional
                     Common Stock       Paid-In   Retained   Treasury Stock
                  Shares     Amount     Capital   Earnings   Shares   Amount

Balances,
 March 31, 1993   8,435,195   $422     $18,636    $16,396   119,500    $(677)
Net loss                                           (2,215)
Stock warrants
 issued                                     23
Exercise of
 stock options                               6               (8,950)       49

Balances,
 March 31, 1994   8,435,195    422      18,665     14,181   110,550     (628)
Net earnings                                          570
Common stock
 offering, net
 - Note H         3,000,000    150      25,018

Balances,
 March 31, 1995  11,435,195    572      43,683     14,751   110,550     (628)
Net loss                                          (28,821)
Stock issued                                                 (1,796)      10

Balances,
 March 31, 1996  11,435,195   $572     $43,683   $(14,070)  108,754    $(618)



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Years ended March 31,
(Dollars in thousands)                       1996        1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                      $(28,821)   $    570    $ (2,215)
Adjustments to net earnings (loss):
 Depreciation                               8,190       7,508       7,230
 Deferred income taxes                       (142)        142
 Amortization of trademarks                    79          79          80
 Amortization of deferred debt
   issuance costs                             536       1,649       1,637
 Nonrecurring charge                       12,500           -           -
 Gains on disposal of property,
   plant and equipment                       (461)       (256)       (361)

                                           (8,119)      9,692       6,371
Changes in operating assets and
liabilities:
 Accounts receivable                        8,484      (4,642)     20,698
 Refundable income taxes                      369       1,599       1,890
 Inventories                              (12,765)    (24,133)     45,335
 Prepaid expenses                             419         158        (428)
 Accounts payable                           7,911        (413)    (25,292)
 Accrued compensation and
   withholdings                              (469)        (50)       (397)
 Income taxes                                  13          17        (301)
 Other liabilities                         (1,768)     (2,028)     (9,809)

                                            2,194     (29,492)     31,696

Net cash (used in) provided by
  operating activities                     (5,925)    (19,800)     38,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                            (7,521)     (6,421)     (5,174)
Proceeds from sales of property,
  plant and equipment                       2,328         863       9,143
Other - net                                  (332)        672         628

Net cash (used in) provided by
  investing activities                     (5,525)     (4,886)      4,597




See Notes to Consolidated Financial Statements.
Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                Years ended March 31,
(Dollars in thousands)                      1996         1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in short-term debt (net)         $   596      $ 1,299    $(31,266)
 Borrowings (payments) of long-term debt  11,347       (3,273)     (9,002)
 Payments of deferred debt
  issuance costs                            (903)        (229)       (804)
 Issuance of common stock                     10       25,168
 Exercise of stock options                     -            -          55

Net cash provided by (used in)
  financing activities                    11,050       22,965     (41,017)

Net (decrease) increase in cash
  and cash equivalents                      (400)      (1,721)      1,647
Cash and cash equivalents at
  beginning of year                        1,177        2,898       1,251

CASH AND CASH EQUIVALENTS,
  END OF YEAR                            $   777      $ 1,177    $  2,898



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 1996, 1995 and 1994

Note A
Description of Company Business and Summary of Significant Accounting
Policies:

Stokely USA, Inc. and its subsidiaries (the "Company") are engaged primarily in the processing, marketing and distribution of both branded and private label canned vegetables, which management considers to be a single segment.

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - The Company considers all highly liquid investments with original purchased maturities of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost has been determined using the average cost method.

Deferred Debt Issuance Costs - Debt issuance costs are being amortized using the straight-line or interest method over the life of the related debt issue.

Depreciation - Depreciation of plant and equipment is provided over the estimated useful lives (land improvements - 10 years; buildings - 20-40 years; and machinery and equipment - 3-12 years) of the respective assets using the straight-line method.

Trademarks - Trademarks are being amortized on a straight-line basis primarily over 20 years.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Approved Accounting Standard Not Yet Adopted - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement must be adopted by the Company by the fiscal year ending March 31, 1997. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will be analyzing the impact of adopting this new standard during fiscal 1997.

Reclassification - Certain amounts have been reclassified to conform to the current year presentation.


Note B
Inventories:

Inventories (in thousands) consisted of the following:

                            Finished      Manufacturing
                             Goods          Supplies        Total

March 31, 1996                   $78,922          $6,482       $85,404
March 31, 1995                    73,053           6,336        79,389


Note C
Other Assets:

Other assets (in thousands) consisted of the following:
                                                           March 31,
                                                       1996        1995

Property held for disposition - Note K               $  993      $1,933
Trademarks - Note A                                     680         759
Other                                                 2,474       1,775


                                                     $4,147      $4,467


Trademark accumulated amortization was $929,000 and $850,000, respectively, at March 31, 1996 and 1995. Included in other assets are unamortized deferred debt issuance costs of $1,382,000 and $1,015,000 at March 31, 1996 and 1995, respectively. The accumulated amortization was $746,000 and $4,576,000, respectively, at March 31, 1996 and 1995.


Note D
Notes Payable and Long-Term Debt:

Long-term debt (in thousands) consisted of the following:

                                                          March 31,
                                                     1996           1995

Senior notes due January 2000                      $33,735        $35,852

Revolving credit notes                              33,000         18,000

Industrial Development Revenue Bonds:
 7.00% to 8.88%                                     23,245         24,281
 7.92% (floating at 88% of prime)                        -            350
 5.00% Variable                                      2,400          2,550

                                                    92,380         81,033
Less current maturities on long-term debt          (15,150)        (2,536)


                                                   $77,230        $78,497


On May 21, 1996, the Company entered into a new loan and security agreement with a commercial lender which provides for borrowings up to $70,000,000 as revolving credit loans and matures on May 20, 1998. The new facility replaced an existing agreement with a different lender for borrowings up to $65,000,000 which bore interest at the specified banks' reference rate ("prime rate") plus 1.00%. Revolving credit loans under the new facility may, at the Company's election, be either Domestic rate loans or Eurodollar loans as declared at the time of borrowing. Interest rates on Domestic rate loans are at prime rate plus .75%. Interest on Eurodollar loans will vary depending on the adjusted Eurodollar rate plus 3.25% at the time of borrowing. The new agreement requires a commitment fee at a rate of .25% per annum on the unused portion of the commitments. The new credit agreement generally restricts borrowings to an amount equal to 85% of eligible accounts receivable plus 70% of eligible inventory, as defined in the agreement. The Company paid customary arrangement and closing fees upon the execution of the new credit agreement.

Covenants contained in the new credit agreement place limitations on liens, disposition of assets, payment of dividends and the ability to incur additional debt. In addition to the covenants under this loan and security agreement, the Company also has similar covenants under various other debt agreements.

At March 31, 1996, the Company was not in compliance with certain financial ratio covenants of its senior note agreements. However, the note agreements were amended and prior covenant violations waived on July 25, 1996. The amended senior note agreements provide that the note holders receive interest at 11% (weighted average interest of 9.52% in 1996 and 1995), payable quarterly, plus 3% capitalized interest payable at maturity of the amended agreements on January 15, 2000. The amended agreements also provide for scheduled principal payments of $1,000,000 on September 30, 1996, December 31, 1996, September 30, 1997 and December 31, 1997. The amended agreements provide for adjustments to the interest rates based upon the Company attaining certain additional reductions in the principal balance of the senior notes. The Company is also required to use proceeds received upon the sale of property, plant and equipment relating to the Company's frozen business to pay down the senior notes. In addition, the Company issued warrants to the senior note holders in consideration for amending the applicable loan agreements. The warrants entitle the holders to purchase an aggregate of 2,200,000 shares of common stock through July 25, 2006 at a price per share equal to the lower of $2.25 or the average trading price of the Company's stock over a subsequent 10 day period as defined in the agreements. The number of shares covered by the warrants are subject to reduction upon the Company attaining certain reductions in the principal balance of the senior notes. The note holders' expenses related to the amended agreements also were paid. The amended agreements require the Company to maintain certain revised financial covenants including net worth and current ratio covenants.

The senior note agreements contain cross-default provisions. Such cross-default provisions specify that a default on any other debt agreement is also an event of default under the agreement containing the cross-default provision. In addition, the new revolving credit agreements and the senior note agreements contain clauses which give the holders the right to accelerate the maturity date of the obligation if any other debt obligation owed by the Company is accelerated or payment is demanded other than in accordance with the stated maturity dates.

Substantially all of the assets of the Company are pledged as collateral under the various debt agreements.

At March 31, 1996, $19,887,000 of revolving credit loans payable were classified as short-term, reflecting the Company's intent to repay this amount of revolving credit borrowings during fiscal 1997. The interest rate on the outstanding revolving credit loans under the existing credit agreement (including the amounts classified as long-term) at March 31, 1996, was 9.25%.

The stated aggregate amounts of scheduled maturities and expected payments upon sale of the property, plant and equipment relating to the Company's frozen business on long-term debt each year for the five years subsequent to March 31, 1996, are as follows: 1997 - $15,150,000; 1998 - $2,150,000;
1999 - $41,362,000; 2000 - $16,738,000; and 2001 - $150,000.

Revolving credit loans payable at March 31, 1996, and 1995, under the Company's then existing credit agreement approximated estimated fair value because the interest rate is based on a banks' specified reference rate. The senior notes, after considering the terms of the amended agreement, approximated estimated fair value at March 31, 1996. The senior notes were estimated to have an approximate aggregate fair value of $34,427,000 at March 31, 1995, based on quoted prices for similar issues for debt of the same maturities. Management of the Company has estimated the fair value of the Industrial Development Revenue Bond issues to be approximately $25,159,000 and $26,472,000 at March 31, 1996 and 1995, respectively.


Note E
Income Taxes:

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

Income taxes (in thousands) consisted of the following:

                                               Years Ended March 31,
                                          1996         1995         1994

Currently payable (refundable):
  Federal                                    -            -      $(2,577)
  State                                   $142            -           50
Deferred - Federal                        (142)        $142            -


                                          $  0         $142      $(2,527)

Total income taxes (credits) differ from the amounts computed by applying the Federal income tax rate to income (loss) before income taxes. The following table provides a reconciliation between the United States statutory rate to the effective tax rate reported:

                                                Years ended March 31,
                                            1996        1995        1994

U.S. statutory rate                         34.0%       34.0%       34.0%

State income taxes net of federal
 income tax benefits                          .5           -        (1.1)

Increase in valuation allowance            (35.1)          -           -

Effect of net operating
 loss carryback                                -           -         3.6

Tax rate differential on carryback
 of product liability claim                    -           -         5.2

Adjustment of prior years accrual              -           -        11.6

Benefit of net operating loss
 carryforwards                                 -       (14.0)          -

Other items - net                             .6           -           -


Effective tax rate                           0.0%       20.0%       53.3%


Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability are as follows (in thousands):


                                                  Years ended March 31,
                                                  1996             1995

Deferred tax assets:

   Reserves not currently deductible           $ 1,276          $ 1,362

   Provision for nonrecurring charge             3,663              981

   Postretirement benefits                         931              877

   Tax credit carryforwards                      2,937            2,937

   Net operating loss carryforwards             14,255            7,926

   Valuation allowance                         (13,063)          (2,937)


Total deferred tax assets                      $ 9,999          $11,146


Deferred tax liabilities:

   Change in method of inventory valuation     $   918          $ 1,224

   Deferred casualty gain                            -            1,627

   Tax over book depreciation                    8,850            8,178

   Other                                           231              259


Total deferred tax liabilities                   9,999           11,288


Net deferred tax (liability)                   $     0          $  (142)


At March 31, 1996, the Company had an alternative minimum tax credit carryforward of approximately $1,916,000 which may be carried forward indefinitely, and the Company also had a general business credit carryforward of approximately $1,021,000 which expires in various years from 2003 to 2010. At March 31, 1996, the Company had net operating loss carryforwards of approximately $41,929,000 which expire in the years 2009 through 2011.


Note F
Other Liabilities:

Other liabilities (in thousands) consisted of the following:

                                                        March 31,
                                                  1996             1995

Postretirement benefits - Note G                $1,613           $2,580
Deferred compensation                            1,656            1,519
Deferred income taxes                                -              142

                                                $3,269           $4,241


Note G
Employees' Retirement Plan And Other Benefit Plans:

The Company provides certain postretirement health care benefits and life insurance benefits to retired employees. The benefits and eligibility requirements vary by location and various union agreements. The Company funds benefit expenses on a pay-as-you-go basis.

Generally, eligibility is attained at age 55 or 62 with minimum service requirements. Employees hired currently by the Company are not entitled to postretirement health care benefits. The medical benefits are generally subject to lifetime maximum benefits of $750,000 and after age 65 are coordinated with Medicare.

The following table sets forth the plan's status reconciled with amounts recognized in the balance sheet:

                                                           March 31,
(Dollars in thousands)                               1996           1995

Accumulated postretirement benefit obligation:
   Retirees                                        $1,438         $1,120
   Fully eligible active plan participants              -            108
   Other active plan participants                       -            826

                                                    1,438          2,054
Unrecognized net gain                                 175            526


Accrued postretirement benefits                    $1,613         $2,580


                                                    Years ended March 31,
                                                     1996           1995

Net periodic postretirement benefit (income) expense included the following components:

   Service cost - benefits attributed to
    service during the period                      $   89          $ 154
   Interest cost on accumulated post-
    retirement benefit obligation                     160            203
   Amortization of unrecognized net (gain)
    or loss                                           (23)             -
   Curtailment gain                                (1,088)          (379)


Net periodic postretirement benefit (income)       $ (862)         $ (22)


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13% in 1996 and 1995, gradually declining to 6% in 2002.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996 and 8.0% in 1995.

If the health care cost trend assumptions were increased by 1%,the accumulated postretirement benefit obligation as of March 31, 1996, would increase by $148,000. The effect of this change on the aggregate of the service cost and interest cost would be an additional charge to expense of approximately $21,000 for the year ended March 31, 1996.

Included in the Company's 1996 nonrecurring charge was the elimination of the postretirement medical accrual for participants other than retirees of $1,088,000 which is reflected as a curtailment gain in 1996. (See Note K.)

During 1995, the Company converted its self-insured retiree medical program to a fully insured program and eliminated medical benefits for employees who retire before age 65. Under the revised program, retirees and beneficiaries are obligated to pay the premium for their benefit coverage starting in 1996. These plan changes represent the curtailment gain recognized in 1995.



The Company has a profit sharing plan which covers substantially all full-time, non-union employees who have completed one year (minimum of 1,000 hours) of service and provides for Company contributions to a separate trust based upon 8% of the profit sharing income base as defined in the plan. No profit sharing contributions were required during the years ended March 31, 1996 and March 31, 1994. Profit sharing contributions under this plan were approximately $62,000 for the year ended March 31,1995.

In addition to the profit sharing plan, the Company has other salary deferral profit sharing plans (401(k)plans) and defined contribution plans. It also has a supplemental employee retirement plan for career executive officers. The Company's obligation and matching contributions under these plans were $581,000, $436,000 and $337,000 in 1996, 1995 and 1994, respectively.


Note H
Capital Stock:

In November 1994, the Company issued 3,000,000 shares of its common stock at $9.00 per share in a public stock offering. Proceeds from the offering, net of commissions and other related expenses totaling $1,832,000, were $25,168,000. The proceeds were used to repay a portion of the borrowings under its revolving credit agreement. If this transaction had occurred on April 1, 1994, the net earnings per share for the year ended March 31, 1995, would have been $.15 per share. This supplemental earnings per share amount assumes a reduction of interest expense, net of applicable taxes and profit sharing amounts, assuming the $25,168,000 of proceeds from the stock offering were used to reduce borrowings under the Company's existing revolving credit facility.

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

In 1985, the stockholders approved a 1985 Incentive Stock Option Plan pursuant to which 320,000 shares of the Company's common stock were reserved for the grant of options to executive officers and other key employees. Under the Plan, stock grants may be made over a 10-year period at not less than 100% of fair market value at the date of grant. One year after date of grant, 50% of the options become exercisable with the remaining options exercisable after the second year. No option granted under the Plan may be exercised more than 10 years after the date of grant. In fiscal 1996, stock option grants in which the strike price was more than 25% greater than the fair market price of the common shares of the Company on May 31, 1995, were reduced to a strike price which was 25% greater than the fair market price of the common shares of the Company on that date. Stock option grants which expired on August 30, 1995 were cancelled and replacement stock options were granted with an expiration date of June 17, 1998. There were no awards granted under this plan in fiscal 1996.

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

Changes in shares, as to options, are as follows:

                                                    Shares

                                                  Outstanding
                                       Reserved     options     Available

Balances at March 31, 1993
 ($5.125 to $15.875)                    233,500     159,200       74,300
Granted ($6.125 to $8.625)                            6,500       (6,500)
Expired ($6.25 to $15.125)                          (14,750)      14,750
Exercised ($5.125 to $6.875)             (8,950)     (8,950)

Balances at March 31, 1994
 ($5.125 to $15.875)                    224,550     142,000       82,550
Granted ($7.75 to $8.50)                             35,000      (35,000)
1994 Plan                               400,000                  400,000
Expired ($6.875 to $12.750)                          (3,400)       3,400

Balances at March 31, 1995
 ($5.125 to $15.875)                    624,550     173,600      450,950
Granted ($5.50 to $6.875)                             3,796       (3,796)
Expired ($5.125 to $6.875)                           (9,600)       9,600


Balances at March 31,1996               624,550     167,796      456,754


At March 31, 1996, a total of 151,750 options were exercisable at $5.125 to $6.875.

In 1995, the Company granted options to purchase 45,000 shares of common stock at $8.50 per share to certain executive employees. These options have substantially the same terms as the 1985 Incentive Stock Option Plan. The strike price was reduced to $6.875 during 1996.

In addition, during 1990, the Company granted options to purchase 2,500 shares of common stock at $10 per share to a senior management employee. These options have substantially the same terms as the 1985 Incentive Stock Option Plan. The strike price was reduced to $6.875 during 1996.

In fiscal 1996, non-employee members of the Board of Directors were awarded a restricted stock grant of 5,000 shares of common stock vesting 25% per year commencing in fiscal 1997. A former executive officer also was awarded a restricted stock grant of 25,000 shares issued in fiscal 1997.


Note I
Commitments and Contingencies:

The Company has operating leases covering primarily equipment and land.
The majority of the equipment leases are for terms of one year or less.
The Company does, however, in the normal course of business continue to lease the equipment after the minimum lease period. Certain leases require payment of insurance and maintenance costs.

Aggregate minimum rental commitments at March 31, 1996, under noncancelable leases with terms of more than one year are immaterial.

Total rent expense aggregated approximately $2,505,000, $2,216,000 and $1,900,000, respectively, during fiscal 1996, 1995 and 1994.

A class action lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin, against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleged that he sustained losses in connection with his purchase of shares of Common Stock of the Company during the period from October 17, 1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. A second lawsuit seeking to represent class members who purchased shares of common stock of the Company during the period from October 17, 1994 to December 19, 1994 was filed on May 10, 1995 in the United States District Court for the Eastern District of Wisconsin. The second lawsuit made similar claims against the Company and certain officers arising from the same facts and events. These lawsuits were consolidated on September 22, 1995 and the complaint filed in the first lawsuit was deemed the operative complaint superseding the complaint filed in the second lawsuit. The plaintiff in the second lawsuit has since elected to withdraw as a plaintiff in the consolidated lawsuit.

On March 21, 1996, the United States District Court issued a decision dismissing the consolidated lawsuit. The plaintiff has filed a motion to alter or amend the judgment of dismissal which is pending a decision. The Company has opposed this motion and believes that the dismissal was proper.

In addition to the above cases, the Company also is involved in various other legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.

During fiscal 1994, the Company settled a product liability claim resulting in a charge of $2,050,000. The product liability claim related to an acquired business and predated the acquisition of such business.

Note J
Insurance Claim:

During fiscal 1994, the Company received additional insurance proceeds from the final settlement of an insurance claim related to the boiler explosion and fire at the Hoopeston, Illinois, processing facility, resulting in a gain included in other revenues of $4,118,000.


Note K
Nonrecurring Charge:

During the fourth quarter of fiscal 1996, the Company recorded a nonrecurring charge aggregating $12,500,000 related to its decision to exit its frozen vegetable business. The nonrecurring charge included a write-down of inventories to their estimated net realizable values, and provisions for severance costs and other costs associated with selling inventories and exiting the frozen business. Subsequently, the Company entered into an agreement with three third parties for the sale of substantially all of the Company's frozen business assets. Two processing plants were included as part of this sales agreement, while a third plant accounting for less than 10% of the Company's frozen processing capacity remains for sale. The sale of the two plants was completed during the Company's second quarter of fiscal 1997. Sales proceeds after consideration of selling expenses will approximate $24,000,000.

An analysis of the 1996 nonrecurring charge is as follows (in thousands):

                                                                Balance
                                Original        Reserves          at
                                Reserves        Utilized     March 31, 1996


Inventory write-downs            $6,750          $    -         $ 6,750

Inventory selling and
 packaging costs                  4,700           2,188           2,512

Severance costs                   1,500             281           1,219

Other costs                       1,135              60           1,075

Gain on sale of warehouse          (497)           (497)              -

Gain on curtailment of post-
 retirement benefits             (1,088)         (1,088)              -


Total                           $12,500          $  944         $11,556



The inventory write-down and gain on settlement of post-retirement benefits are non-cash charges. The other charges will require future cash outlays, principally over the next fiscal year. Severance costs pertain to approximately 300 personnel directly and indirectly associated with the frozen business.

Revenues of the frozen business approximated $38.1 million, $56.3 million and $80.4 million in fiscal years 1996, 1995 and 1994, respectively.

At March 31, 1995, a restructure reserve of $2,886,000 was outstanding relating to the 1993 restructure program. That restructure program was completed during fiscal 1996 with the sale of two previously idled processing facilities and the sale of the related remaining discontinued inventory.


Note L
Supplemental Cash Flow Disclosures:

Cash payments for (refunds of) interest and income taxes were as follows (in thousands):

                                            Years ended March 31,
                                        1996       1995          1994

Interest                              $ 9,578    $ 9,209       $11,854
Income taxes - net                       (283)    (1,664)       (4,118)



Note M
Subsequent Event

In July 1996, the Company entered into an agreement to sell its corporte headquarters building for $4,350,000, resulting in a loss of approximately $1,000,000 which will be recognized in fiscal 1997. The Company anticipates relocating its corporate headquarters to a new leased facility during the fourth quarter of fiscal 1997 when the sale of its existing building is expected to close.


QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands except per share)


                                    Quarter Ended

1996                     June     September   December    March     Year

Net sales              $40,700     $51,294    $65,463    $48,794  $206,251
Gross profit             5,206       7,879     10,572      6,729    30,386
Net earnings (loss)     (3,776)     (3,640)    (3,574)   (17,831)  (28,821)
Net earnings (loss)
 per share                (.33)       (.32)      (.32)     (1.57)    (2.54)



1995

Net sales              $38,818     $58,313    $66,688    $67,603  $231,422
Gross profit             8,575      14,408     12,476      9,149    44,608
Net earnings (loss)        407       3,351        951     (4,139)      570
Net earnings (loss)
 per share                 .05         .40        .10       (.37)      .06



No dividends were paid during fiscal 1996 and 1995, and the Company does not anticipate paying dividends in the foreseeable future.

The sum of the quarterly earnings per share does not equal the total earnings per share for fiscal 1995 due to the issuance of additional shares during the year.

The Company's operations are largely seasonal. The majority of its production occurs during the second and third quarters of each fiscal year due to the timing of crop production and climate conditions. Net sales for the third and fourth quarters of fiscal 1996 and 1995 were 56% and 58% of total sales, respectively, and thus have a significant impact on the Company's results of operations. Sales for processed vegetables are greater during the third and fourth quarters of each fiscal year due to general consumption patterns for its products.

During the fourth quarter ended March 31, 1996, the Company recorded a nonrecurring charge of $12.5 million ($1.10 per share) relating to the Company's February 1996 decision to exit the frozen business and to concentrate on its core strength of canned vegetables. See Note K to the Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Matter (1) - Election of Directors" and with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the heading "Section 16 Compliance," in the Company's definitive Proxy Statement, dated August 9, 1996, related to the 1996 Annual Meeting of Shareholders scheduled for September 12, 1996, filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.

Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated August 9, 1996, relating to the 1996 Annual Meeting of Shareholders scheduled for September 12, 1996, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated August 9, 1996, relating to the 1996 Annual Meeting of Shareholders scheduled for September 12, 1996, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Certain Transactions" in the Company's definitive Proxy Statement, dated August 9, 1996, relating to the 1996 Annual Meeting of Shareholders scheduled for September 12, 1996, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statements and Financial Statement Schedules


                                                          Form 10-K
                                                         Page Number
                                                         -----------
The following consolidated financial statements of Stokely USA, Inc. and its subsidiaries are included in Item 8 of this Annual Report:

   Independent Auditors' Report                                     34
   Consolidated Balance Sheets, March 31, 1996 and 1995          35-36

For the years ended March 31, 1996, 1995 and 1994:

   Consolidated Statements of Operations                            37
   Consolidated Statements of Stockholders' Equity                  38
   Consolidated Statements of Cash Flows                         39-40
   Notes to Consolidated Financial Statements                    41-52


The following consolidated financial statement schedule of Stokely USA, Inc. and its subsidiaries is included in Item 14 of this Annual Report:

   Schedule VIII  Valuation and Qualifying Accounts
                  and Reserves                                      56


All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.


(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K dated February 16, 1996 announcing its decision to sell the assets of its frozen vegetable business operations and exit the frozen vegetable business.


c)   Exhibits

A complete listing of exhibits will be furnished upon request.

(d)  Financial Statement Schedules

                                                                 SCHEDULE VIII

                       STOKELY USA, INC. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    Years Ended March 31, 1996, 1995 and 1994

                                               Description

                     Valuation Assets        Valuation Assets           Valuation Assets
                  Deducted from Assets-    Deducted from Assets-      Deducted from Assets-
                  Allowance for Losses    Restructuring Reserves:     Restructuring Reserves:
                    on Receivables        Discontinued Inventory   Property Held for Disposition


Balance
 March 31, 1993.....     $ 670,000             $2,642,000                  $12,675,000
Additions charged to
 other accounts.....             -              3,860,000<F2>                        -
Deductions..........      (285,000)<F1>        (3,502,000)                  (8,749,000)

Balance
 March 31, 1994.....       385,000              3,000,000                    3,926,000
Additions charged to
 costs and expenses.       139,000                      -                            -
Deductions..........       (72,000)<F1>        (2,333,000)                  (1,832,000)

Balance
 March 31, 1995.....       452,000                667,000                    2,094,000
Additions charged to
 costs and expenses.       124,000              6,750,000                            -
Deductions..........            (6)<F1>          (562,000)                  (2,094,000)

Balance
 March 31, 1996.....     $ 570,000             $6,855,000                  $         0



<F1>  Uncollectible accounts written off, net of recoveries and reduction in bad debt reserve.

<F2>  Reclassification from other restructure reserves.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                         STOKELY USA, INC.
Date: July 25, 1996
                                         BY:
                                             Stephen W. Theobald
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                            Date



                               Director                      July 25, 1996
Thomas W. Mount



                               Chairman of the Board         July 25, 1996
Frank J. Pelisek



                               President and Chief           July 25, 1996
Stephen W. Theobald            Executive Officer



                               Vice President and Chief      July 25, 1996
Leslie J. Wilson               Financial and Accounting
                               Officer


                               Director                      July 25, 1996
Joseph B. Weix



                               Director                      July 25, 1996
Orren J. Bradley



                               Director                      July 25, 1996
Russell W. Britt







                               Director                      July 25, 1996
Ody J. Fish



                               Director                      July 25, 1996
James H. DeWees



                               Director                      July 25, 1996
Charles J. Carey



                               Director                      July 25, 1996
Carol Ward Knox

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549




                                 EXHIBITS

                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                        Commission File
March 31, 1996                                           0-13943






                             STOKELY USA, INC.




   (Exact name of Issuer as specified in its Articles of Incorporation)

























                             STOKELY USA, INC.


                             File No. 0-13943




                         Exhibits to Form 10-K for


                     fiscal year ended March 31, 1996

                             EXHIBIT INDEX


A.  Exhibits

3.1     Restated and Amended Articles of Incorporation of
        Registrant(2).

3.2     By-laws of Registrant, as amended(2)(12).

10(a) Loan Agreement between the City of Green Bay, Wisconsin and Stokely USA, Inc. dated December 1, 1988 with respect to $3,000,000 in principal amount of City of Green Bay, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project), relating to Stokely's Green Bay, Wisconsin facility(4).

10(b) Loan and Mortgage Agreement with respect to $6,000,000 in principal amount of Industrial Development Bonds relating to Stokely's Poynette, Wisconsin sauerkraut facility(4).

10(c) Note Agreement between Stokely USA, Inc. and Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and West Coast Life Insurance Company dated January 5, 1990 with respect to $25,000,000 in principal amount of 9.12% Senior Notes due January 15, 2000(9).

10(d) Loan Agreement between the Village of Poynette, Wisconsin and Stokely USA, Inc. dated December 1, 1989, with respect to $1,600,000 in principal amount of Refunding Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Poynette, Wisconsin facility(5).

10(e) Loan Agreement between the Village of Waunakee, Wisconsin and Stokely USA, Inc. dated June 1, 1989 with respect to
        $4,000,000 in principal amount of Industrial Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Waunakee, Wisconsin facility(5).

10(f) Loan Agreement between the City of Ackley, Iowa and Stokely USA, Inc. dated July 1, 1989 with respect to $3,000,000 in principal amount of Industrial Development Revenue Bonds (Stokely USA, Inc. Project) Series 1989 relating to Stokely's Ackley, Iowa facility(5).

10(g) Executive Deferred Compensation Agreements between Stokely USA, Inc. and each of Thomas W. Mount, Joseph B. Weix and
        Robert J. Whelan, Sr.(5).

10(h)   1985 Incentive Stock Option Plan(5).

10(i) Loan Agreement between the Town of Utica, Wisconsin and Stokely USA, Inc. dated June 1, 1990 with respect to $3,000,000 in principal amount of Industrial Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Pickett, Wisconsin facility(6).


10(j) Loan Agreement between Port of Walla Walla Public Corporation and Stokely USA, Inc. dated September 1, 1990 with respect to $4,000,000 in principal amount of Industrial Revenue Bonds, Series 1990 relating to Stokely's Walla Walla, Washington facility(6).

10(k) Loan Agreement between the City of Wells, Minnesota and Stokely USA, Inc. dated December 1, 1991 with respect to $3,000,000 in principal amount of Industrial Revenue Bonds (Stokely USA, Inc. Project) Series 1991 relating to Stokely's Wells, Minnesota facility(7).

10(l) Note Agreement between the State of Wisconsin Investment Board and Stokely USA, Inc. dated December 1, 1991 with respect to $20,000,000 in principal amount of 9.49% Senior Notes due
        December 15, 2001(7).

10(m) Loan and Security Agreement by and among Barclays Business Credit, Inc. as agent and lender, various other lenders and Stokely USA, Inc. dated August 18, 1992 with respect to a
        $120,000,000 Credit Facility(10).

10(n) Restated Agreement for Purchase and Sale of Containers between Stokely USA, Inc. and Heekin Can, Inc. dated January 1, 1992, and as amended on July 24, 1992(10).

10(o)   Supply Agreement between Stokely USA, Inc. and American
        National Can Company dated July 24, 1992 and as amended on June 11, 1993(10).

10(p) Amendment to Note Agreement dated August 18, 1992 regarding $25,000,000 Original Principal Amount of 9.12% Senior Notes due January 15, 2000 (see Exhibit 10(c))(10).

10(q) Amendment to Note Agreement dated August 18, 1992 regarding $20,000,000 in principal amount of 9.49% Senior Notes due
        December 15, 2000 (see Exhibit 10(l))(10).

10(r) Amendment to Revenue Agreement between Stokely USA, Inc. and the City of Appleton, Wisconsin, dated December 1, 1988(8).

10(s) Second Amendment to Note Agreement dated June 11, 1993 regarding $20,000,000 Promissory Note (see Exhibit 10(l))(8).

10(t) First Amendment to Security Agreement dated June 1993 relating to the Credit Facility (see Exhibit 10(m))(8).

10(u) Second Amendment to Security Agreement dated June 11, 1993 regarding $25,000,000 Original Principal Amount of 9.37%
        Senior Notes Due January 15, 2000 (see Exhibit 10(c))(8).

10(v) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to Nationwide Life Insurance Company dated June 1993(8).

10(w) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to EMPL and Co. dated June 1993(8).

10(x) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to West Coast Life Insurance Company dated June 1993(8).

10(y) First Amendment to Loan Agreement with the City of Ackley, Iowa (see Exhibit 10(f)), dated as of March 31, 1994, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(11).

10(z)   First Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(b)), dated as of March 31, 1994, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(11).

10(aa)  First Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(d)), dated as of March 31, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(bb)  First Amendment to Loan Agreement with the Village of
        Waunakee, Wisconsin (see Exhibit 10(e)), dated as of March 31, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(cc) First Amendment to Loan Agreement with the City of Jefferson, Wiscosnin, dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(dd)  First Amendment to Loan Agreement with the Port of Walla
        Walla, Washington Public Corporation (see Exhibit 10(j)), dated as of June 17, 1994, between Stokely USA, Inc. and
        NationsBank of Virginia, N.A., as trustee(11).

10(ee)  First Amendment to Loan Agreement with the Town of Utica,
        Wisconsin (see Exhibit 10(i)), dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(ff) First Amendment to Loan Agreement with the City of Green Bay, Wisconsin (see Exhibit 10(a)), dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(gg)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Vernon L. Wiersma dated October 16,
        1992(12).

10(hh)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Stephen W. Theobald dated October 16,
        1992(12).

10(ii)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Kenneth L. Murray dated January 27,
        1993(12).

10(jj)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Russell J. Trunk dated October 16,
        1992(12).

10(kk)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Leslie J. Wilson dated October 16,
        1992(12).

10(ll)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Robert M. Brill dated October 16,
        1992(12).

10(mm)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Michael A. Wilkes dated October 16,
        1992(12).

10(nn)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Robert L. Cook dated October 16,
        1992(12).

10(oo)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Eddie Foster dated October 16, 1992(12).

10(pp)  Stokely USA, Inc. 1994 Executive Stock Option Plan(12).

10(qq)  Stock Option Agreement between Stokely USA, Inc. and Kenneth
        C. Murray dated March 13, 1990(12).

10(rr) Stock Option Agreement between Stokely USA, Inc. and Vernon L. Wiersma dated April 8, 1994(12).

10(ss)  Stock Option Agreement between Stokely USA, Inc. and Stephen
        W. Theobald dated April 8, 1994(12).

10(tt) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to the State of Wisconsin Investment Board dated June 1993(12).

10(uu)  Employment Agreement by and between Stokely USA, Inc. and
        Leslie J. Wilson dated June 17, 1992(12).

10(vv) Loan Agreement between the City of Jefferson, Wisconsin and Stokely USA, Inc. with respect to $6,500,000 in principal amount of Industrial Development Revenue Bonds (Stokely USA, Inc. Project) relating to Stokely's Jefferson, Wisconsin facility(3).

10(ww) Loan Agreement between the City of Appleton, Wisconsin and Stokely USA, Inc. with respect to $1,000,000 to principal amount of Industrial Development Revenue Bonds (Stokely USA, Inc. Project)(3).

10(xx) Second Amendment to Loan Documents dated October 13, 1992 regarding the Credit Facility (see Exhibit 10(m))(12).

10(yy) Third Amendment to Loan Documents dated December 16, 1992 regarding the Credit Facility (see Exhibit 10(m))(12).

10(zz) Fourth Amendment to Loan Documents dated June 11, 1993 regarding the Credit Facility (see Exhibit 10(m))(12).

10(aaa) Fifth Amendment to Loan Document dated March 24, 1994 regarding the Credit Facility (see Exhibit 10(m))(12).

10(bbb) Summary Plan Description of Split Dollar Life Insurance
        Plan(12).

10(ccc) Supplemental Employee Retirement Plan(13).

10(ddd) Loan and Security Agreement by and among Harris Trust and
        Savings Bank, as agent and lender, various other lenders and Stokely USA, Inc. dated May 22, 1995 with respect to a
        $65,000,000 Credit Facility(13).

10(eee) Third Amendment to Note Agreement dated May 31, 1995 regarding
        $25,000,000 Original Principal Amount of 9.37% Senior Notes due January 15, 2000 (see Exhibit 10(c))(13).

10(fff) Third Amendment to Note Agreement dated May 31, 1991 regarding
        $20,000,000 in principal amount of 9.49% Senior Notes due
        December 15, 2001 (see Exhibit 10(l))(13).

10(ggg) Deferred Compensation Agreement for Highly Compensated
        Employees(1).

21.1    Subsidiaries of the Registrant(1).

23.1    Consent of Deloitte & Touche LLP(1).

24.1    Powers of Attorney for certain officers and directors(12).

27.1    Financial Data Schedule(1).

99.1    Proxy Statement for 1996 Annual Meeting of Shareholders.(1)


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


(12) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on
        November 17, 1994 (Registration Number 33-55447).
(13) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1995.

Exhibit 10(ggg)


                    DEFERRED COMPENSATION AGREEMENT
                   FOR HIGHLY COMPENSATED EMPLOYEES



     This Agreement is entered into, by and between Stokely USA, Inc., a Wisconsin corporation (hereinafter the "Company") and _________________________ (hereinafter the "Employee") to be effective January 1, 1996.


                         W I T N E S S E T H :

     WHEREAS, Employee is designated as a highly compensated employee for purposes of discrimination testing for the Stokely USA, Inc. Profit Sharing 401(k) Plan and has performed his or her duties with the Company in an exemplary manner, contributing significantly to the Company's continued growth and profitability; and

     WHEREAS, the Company is willing to permit Employee to elect irrevocably to defer a portion of Employee's anticipated future compensation to encourage Employee's continuation in his or her present capacity, to assist Employee in planning for future retirement, to enable Employee to defer the same percentage of annual compensation from Company as does an Employee who is not designated as highly compensated, and to insure Employee's continued availability to provide advice and consultation to the Company following any such retirement;

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:


Section 1. Definitions - For purposes of this Agreement, the following words and phrases shall have the meanings set forth below unless a different meaning is plainly required by the context.


     A. Company - means Stokely USA, Inc. and any successor thereto which assumes the rights and obligations of the Company under this Agreement.

     B.   Board - means the Board of Directors of the Company.

     C. Employee - means the Employee whose name is set forth above as having entered into this Agreement with the Company.

     D. Agreement - means this Deferred Compensation Agreement as entered into between the Employee and the Company on the date set forth above.

     E. Committee - means the persons from time to time designated by the Board, pursuant to Section 11 hereof, to have general charge of the administration and interpretation of this Agreement.




     F. Deferral Form - means the Employee's then current Deferral Election Form, to be executed by the Employee prior to the start of each calendar year specifying the percentage of compensation elected to be deferred during the upcoming year. The Deferral Form shall remain in effect until the end of the calendar year for which it is executed unless earlier revoked.

     G. Deferral Account (or Account) - means the unfunded bookkeeping account established by the Company showing the total of all bookkeeping credits made for Employee under this Agreement, including interest credits, and minus all debits made to reflect the payment of deferred compensation.

     H. Beneficiary - means the person or persons designated by Employee in Employee's most recent Beneficiary Designation Form to receive payments under this Agreement in the event of Employee's death; provided that if the Employee has failed to designate a Beneficiary, or if all designated Beneficiaries predecease Employee, any remaining distribution due under this Agreement shall be payable to the Employee's surviving spouse or, if none, to his surviving issue per stirpes or, if none, then to his estate.

     I. Disability - means such total and permanent physical or mental disability as, in the Committee's sole discretion, would prevent the Employee from engaging in substantially gainful employment.

     J. Plan - means Stokely USA, Inc. Employees' Profit Sharing 401(k) Retirement Plan as adopted by the Company and as from time to time amended.

     K. Plan Year - means the twelve (12) month period adopted by the Plan for reporting purposes, which is the period commencing on April 1 and ending on March 31.


Section 2. Limits On and Conditions For Amounts Deferred - The maximum amount that an Employee may defer hereunder in any calendar year is twenty (20%) percent of such Employee's compensation from Company for such year less the maximum percent of such Employee's compensation from Company for such year that such Employee is entitled to contribute to the Stokely USA, Inc. Profit Sharing 401 (k) Plan.


Section 3. Availability of Deferral Election - The Company agrees to make available, in December of each calendar year, a Deferral Form for use by the Employee in designating for deferral a portion of the compensation he or she anticipates earning from the Company in the upcoming Calendar year. All amounts elected to be deferred by Employee shall be subject to the terms and conditions of this Agreement. No requested deferral shall be effective for any calendar year unless completed and filed with the Committee prior to January 1 of the calendar year for which such deferral is elected.


Section 4. Treatment of Amounts Deferred - Upon execution and return by the Employee of an effective Deferral Form, the Company agrees to establish a Deferral Account in Employee's name, showing bookkeeping credits and debits as follows:

     A. Account Credits - At the close of each calendar month, the Company will show a credit to Employee's Deferral Account in an amount equal to the percentage of the Employee's compensation for such month which has been designated for deferral on Employee's current Deferral Form, if any. In addition to such credits, a bookkeeping credit shall be made at the end of each calendar year in an amount equal to the amount of interest that would have been earned if the average Deferral Account credit balance for such calendar year had earned interest at a rate equal to the average of the rates published in the Wall Street Journal for the 30 year Treasury Bond on the last day of the calendar year (12/31) and the previous three quarters of the calendar year (3/31
- - 6/30 - 9/30). Interest credits shall be made to the Deferral Account only after the close of a calendar year, except that for the calendar year in which the amount credited to Employee's Account is reduced to zero (0), interest shall be credited for the portion of the year prior to such reduction based on (i) the interest rate earned by the funds for the previous calendar year, and (ii) the average balance of credits in the Deferred Account for the portion of the Calendar year prior to such reduction.

     B. Account Debits - The Company will reduce the amount shown as credits to the Employee's Deferral Account by debits equal to any and all payments of deferred compensation made to the Employee and/or a Beneficiary under this Agreement.


Section 5. Eligibility for Deferred Compensation - Employee, or in the event of Employee's death his or her Beneficiary, may become eligible for receipt of deferred compensation under this Agreement as follows:

     A. Retirement or Termination - Upon retirement or other termination of regular employment with Company, the Employee shall become eligible for deferred compensation payments under this Agreement.

     B. Disability - Upon cessation of active employment with the Company as a result of Disability, Employee shall become eligible for deferred compensation payments under this Agreement.

     C. Death - In the event of Employee's death prior to retirement, termination, occurrence of Disability, or receipt of deferred compensation payments reducing Employee's Account credits to zero (0), the Employee's Beneficiary shall be eligible for deferred compensation payments under this Agreement.


Section 6. Amount and Method of Payment of Deferred Compensation - The total deferred compensation to be paid to Employee, including any Beneficiary, shall be an amount equal to the total of credits made to the Employee's Deferral Account.

     Payments of deferred compensation under this Agreement shall begin as of the first day of the month following the month in which the Employee or Beneficiary first becomes eligible for receipt of payments under Section 5. The amount of such payments shall be based on the total of credits shown to the Employee's Deferral Account, with payments being set at a monthly amount intended to result in level distribution over a ten (10) year period of an amount equal to all credits made to the Employee's Deferral Account up to the end of such period. The Committee may adjust such payments (in number and/or amount) to reflect any difference between anticipated and actual interest credits made to the Employee's Deferral Account during the distribution period; provided that the final interest credit shown to Employee's Deferral Account in the year the Deferral Account balance is reduced to zero (0) may be eliminated by payment of an amount equal to such credit together with the payment which results in reduction of the Employee's Deferral Account credit balance to zero (0).

     Notwithstanding the foregoing, an eligible Employee or Beneficiary may request and receive payment of deferred compensation under this Agreement in a form other than in level monthly payments over a ten
(10) year period provided the said Employee assumes all tax related penalties and consequences thereof.


Section 7. Irrevocability and Nonassignability of Deferral - Employee understands and agrees that all amounts shown as credits to Employee's Deferral Account shall be treated as having been irrevocably deferred, that no payment based on such amounts may be received except in accordance with the eligibility requirements, terms and conditions of this Agreement and that neither Employee nor any Beneficiary shall have any right or ability to alienate, sell, transfer, assign, pledge, encumber or submit to garnishment, execution or levy, either voluntarily or involuntarily, any amount due or expected to become due under this Agreement. Amounts due under this Agreement shall be paid, transferred, delivered or otherwise conveyed only to the Employee or his Beneficiary.


     Notwithstanding the foregoing, a Deferral Form election may be canceled during a calendar year for amounts not yet earned during such year, provided that once the Deferral Form election is canceled no further amounts may be deferred under this Agreement for such year.


Section 8. Provision of Benefits - The Company shall have no obligation to set aside, earmark, or entrust any fund or money with which to pay its obligations to Employee under this Agreement. Employee, and any Beneficiary, shall be and remain simply as creditors of the Company in the same manner as any other creditor having a general claim for unpaid compensation, as, if and when, any right to receive such payments shall mature.

     The Company reserves the absolute right at its sole and exclusive discretion either to fund the obligations undertaken by this Agreement or refrain from funding the same, and to determine the extent, nature and method of such funding in the event the Company elects to fund this Agreement either in whole or in part. At no time shall the Employee or any Beneficiary be deemed to have any right, title or interest in or to any specified asset or assets of the Company as a result of this Agreement.


Section 9. Claims Procedure - The Committee shall consider all claims by the Employee or any Beneficiary for payments under this Agreement and shall promptly notify the claimant of its action on any such claim. In the event of any question regarding handling of the claim, the Committee shall meet with the claimant to discuss such question and to attempt to resolve any areas of possible disagreement.


Section 10. Employment Rights - Any payment under this Agreement shall be independent of, and in addition to, payments made under any other agreement or under any qualified retirement plan which may be in force between the parties hereto, or any other compensation payable to Employee or his Beneficiary by the Company. Neither this Agreement not any Deferral Form execution in connection herewith shall be construed as (i) constituting or creating a contract of employment, (ii) restricting either the Company's right to discharge Employee with or without cause or Employee's right to terminate his employment, or (iii)

creating any guarantee or representation as to the amount of compensation to be paid to Employee by the Company during any period of regular employment.


Section 11. Committee to Administer Agreement - The Compensation Committee of the Board shall provide for administration of this Agreement. The Committee shall have full authority to take any and all actions reasonable or necessary to effectuate this Agreement, including the authority to prescribe the use of such forms as it may deem necessary and to interpret the Agreement and to resolve ambiguities, inconsistencies and omissions in its interpretation.


Section 12. Change in the Law - It is intended by the parties hereto that this Agreement is to constitute a non-qualified an unfunded plan of deferred compensation which is, within the meaning of the Employee Retirement Income Security Act of 1974, "maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees". In the event applicable federal or state law is developed, established or otherwise created subsequent to the date of this Agreement that precludes or substantially prevents the Company from treating payments of benefits hereunder in the same manner as payments of compensation to current employees at the time such benefits are actually paid to Employee or his Beneficiary, the Company reserves the express and unconditional right to declare this Agreement void. Such declaration shall be effective upon written communication thereof being mailed to the Employee or his or her Beneficiary and no further benefits hereunder shall then be payable, paid or otherwise owed to Employee or his or her Beneficiary, except that the Deferral Account of each Employee or his or her Beneficiary shall be paid out in full on or before the calendar quarter end following the mailing of the said written communication.


Section 13. Absence of Liability - Any and all liability created to administer this Agreement or to provide Employee or his Beneficiary with benefits under this Agreement shall be exclusively and solely that of the Company. No member of the Committee, officer, director or employee, past, present, or future, of the Company shall have any liability to Employee, or to any other person or entity, to provide or pay such benefits, such liability hereby being expressly and unconditionally denied.


Section 14. Withdrawal - Employee may withdraw some, or any part of, his or her account at any time and for any reason by giving written notice to Company. Company will process the withdrawal notice within thirty (30) days of its receipt. Upon giving a withdrawal notice, Employee shall become ineligible to defer future compensation under this Agreement for twelve (12) months but his or her Deferral Account shall remain active for purposes of receiving Company distributions hereunder. Any adverse tax consequences that attach to or result from the withdrawal shall be the sole responsibility of Employee.


Section 15. Amendment and Termination - This Agreement may be altered, amended, or revoked by a written agreement signed by the Company and Employee. The laws of the State of Wisconsin shall govern this Agreement.


Section 16. Company Not An Advisor - The Company offers this Agreement to Employee without assuming any responsibility or liability as an advisor or consultant relative to tax or other aspects of this Agreement or the payment of benefits hereunder.


     IN WITNESS WHEREOF, the Company has caused this instrument to be executed and its corporate seal to be hereunto affixed, by its officers duly authorized to do so, and Employee has likewise executed this Agreement by hereunto setting my hand, all as of the day and year first above written.


EMPLOYEE                           STOKELY USA, INC.

                                   By:

                                   Title:

EXHIBIT 21.1


                   SUBSIDIARIES OF STOKELY USA, INC.



OCONOMOWOC CANNING COMPANY, INC., incorporated in Wisconsin January 16,
1985.

     President                           Stephen W. Theobald
     Vice President                      John R. McCormick
     Secretary                           Robert M. Brill
     Treasurer                           Stephen W. Theobald
     Directors                           Frank J. Pelisek
                                         Stephen W. Theobald



D & K FROZEN FOODS, INC., incorporated in Washington, August 22, 1977.

     President                           Stephen W. Theobald
     Treasurer                           Stephen W. Theobald
     Secretary                           Robert M. Brill
     Director                            Stephen W. Theobald




STOKELY U.K. LIMITED, incorporated in England on May 17, 1991.


     President                           Stephen W. Theobald
     Treasurer                           Stephen W. Theobald
     Secretary                           Leslie J. Wilson
     Directors                           Stephen W. Theobald
                                         Kenneth C. Murray
                                         Leslie J. Wilson

EXHIBIT 23.1





INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-18801 and Registration Statement No. 33-60911 of Stokely USA, Inc. and subsidiaries, on Form S-8 of our report dated July 25, 1996 appearing in the Annual Report on Form 10-K of Stokely USA, Inc. and subsidiaries for the year ended March 31, 1996.







DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
July 25, 1996

EXHIBIT 27.1


Period Type                              12 Mos
Period Year end                          3/31/96
Period End                               3/31/96
Cash                                     777
Securities                               0
Receivables                              17,545
Allowances                               570
Inventory                                85,404
Current Assets                           114,073
PP&E                                     91,142
Depreciation                             33,641
Total Assets                             175,721
Current Liabilities                      65,655
Bonds                                    77,230
Common                                   572
Preferred Mandatory                      0
Preferred                                0
Other Stockholders Equity                43,683
Total Liability and Equity               175,721
Sales                                    206,251
Total Revenues                           206,398
Cost of Good Sold                        175,865
Total Costs                              175,865
Other Expenses                           12,500
Loss Provision                           0
Interest Expense                         10,182
Income Pretax                            (28,821)
Income Tax Expense                       0
Income Continuing Operations             (28,821)
Discontinued Operations                  0
Extraordinary Items                      0
Changes                                  0
Net Income                               (28,821)
EPS - Primary                            (2.54)
EPS - Diluted                            (2.54)

Exhibit 99.1
                             STOKELY USA, INC.
                        1055 Corporate Center Drive
                        Oconomowoc, Wisconsin 53066

                              --------------

                 NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                     To Be Held On September 12, 1996

                              --------------


To the Holders of Common Stock of Stokely USA, Inc.:

     NOTICE IS HEREBY GIVEN that the Annual Meeting of Shareholders (the "Annual Meeting") of Stokely USA, Inc. (the "Company") will be held on Thursday, September 12, 1996, at 2:00 p.m., Milwaukee time, at the Holiday Inn SunSpree Resort, 1350 Royal Mile Road, Oconomowoc, Wisconsin.

     The Annual Meeting is for the purpose of considering and voting upon the following matters, all of which are set forth more completely in the accompanying Proxy Statement:

     1.   The election of two directors, each for a three-year term; and

     2. Such other matters as may properly come before the Annual Meeting or any adjournments or postponements thereof. The Board of Directors is not aware of any such other business.

     The Board of Directors has established July 5, 1996 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting and any adjournments or postponements thereof. Only shareholders of record as of the close of business on that date will be entitled to vote at the Annual Meeting or any adjournments or postponements thereof. In the event there are not sufficient votes for a quorum or to approve or ratify any of the foregoing proposals at the time of the Annual Meeting, the Annual Meeting may be adjourned or postponed in order to permit further solicitation of proxies by the Company.


                              By Order of the Board of Directors




                              Robert M. Brill
                              Secretary

Oconomowoc, Wisconsin
August 9, 1996

YOU ARE CORDIALLY INVITED TO ATTEND THE ANNUAL MEETING. YOUR VOTE IS IMPORTANT. WHETHER OR NOT YOU PLAN TO ATTEND THE ANNUAL MEETING, PLEASE COMPLETE, SIGN, DATE AND RETURN THE ENCLOSED PROXY PROMPTLY IN THE ENVELOPE PROVIDED. IF YOU ATTEND THE ANNUAL MEETING, YOU MAY VOTE EITHER IN PERSON OR BY PROXY. ANY PROXY GIVEN MAY BE REVOKED BY YOU IN WRITING OR IN PERSON AT ANY TIME PRIOR TO THE EXERCISE THEREOF.
                             STOKELY USA, INC.
                        1055 Corporate Center Drive
                        Oconomowoc, Wisconsin 53066

                               -------------

                      ANNUAL MEETING OF SHAREHOLDERS
                     To Be Held On September 12, 1996

                               -------------


                    SOLICITATION AND VOTING OF PROXIES


     This Proxy Statement is being furnished to holders of common stock, $.05 par value per share (the "Common Stock"), of Stokely USA, Inc. (the "Company") in connection with the solicitation on behalf of the Board of Directors of the Company of proxies to be used at the Annual Meeting of Shareholders (the "Annual Meeting") to be held on Thursday, September 12, 1996, at 2:00 p.m., Milwaukee time, at the Holiday Inn SunSpree Resort, 1350 Royal Mile Road, Oconomowoc, Wisconsin and at any adjournments or postponements thereof.

     The Company's 1996 Summary Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended March 31, 1996, accompanies this Proxy Statement and appointment form of proxy, which are being mailed to shareholders on or about August 9, 1996.

     Regardless of the number of shares of Common Stock owned, it is important that holders of record of a majority of the shares be represented by proxy or present in person at the Annual Meeting. Shareholders are requested to vote by completing the enclosed proxy and returning it signed and dated in the enclosed postage-paid envelope. Shareholders are urged to indicate their vote in the spaces provided on the proxy. Proxies solicited by the Board of Directors of the Company, if properly executed and returned, will be voted in accordance with the directions given therein. Where no instructions are indicated, signed proxies will be voted FOR the election of each of the nominees for director named in this Proxy Statement. Returning your completed proxy form will not prevent you from voting in person at the Annual Meeting should you be present and wish to do so.

     The Board of Directors of the Company knows of no additional matters that will be presented for consideration at the Annual Meeting. Execution of a proxy, however, confers on the designated proxy holders discretionary authority to vote the shares in accordance with their best judgment on such other business, if any, that may properly come before the Annual Meeting or any adjournments or postponements thereof.

     Any shareholder giving a proxy has the power to revoke it any time before it is exercised by (i) filing with the Secretary of the Company written notice thereof (Robert M. Brill, Secretary, Stokely USA, Inc., 1055 Corporate Center Drive, Oconomowoc, Wisconsin 53066); (ii) submitting a duly-executed proxy bearing a later date; or (iii) appearing at the Annual Meeting and giving the Secretary notice of his or her intention to vote in person. If you are a shareholder whose shares are not registered in your own name, you will need additional documentation from your record holder to vote personally at the Annual Meeting. Proxies solicited hereby may be exercised only at the Annual Meeting and any adjournment or postponement thereof and will not be used for any other meeting.

     The cost of solicitation of proxies by mail on behalf of the Board of Directors will be borne by the Company. Proxies may be solicited by personal interview or by telephone, in addition to the use of the mail, by directors, officers and regular employees of the Company without additional compensation therefor. The Company also has made arrangements with brokerage firms, banks, nominees and other fiduciaries to forward proxy solicitation materials for shares of Common Stock held of record by the beneficial owners of such shares. The Company will reimburse such holders for their reasonable out-of-pocket expenses.


                             VOTING SECURITIES

     Only shareholders of record at the close of business on July 5, 1996 (the "Record Date") will be entitled to notice of and to vote at the Annual Meeting or any adjournments or postponements thereof. The total number of shares of Common Stock outstanding on the Record Date was 11,357,472. For each matter which may come before the Annual Meeting, each share of Common Stock, the only class of voting securities of the Company, is entitled to one vote.

     The presence, in person or by proxy, of the holders of at least a majority of the total number of shares of Common Stock entitled to vote is necessary to constitute a quorum at the Annual Meeting. Abstentions are included in the determination of shares present and voting for purposes of whether a quorum exists, while broker non-votes are not. Neither abstentions nor broker non-votes are counted in determining whether a matter has been approved. In the event there are not sufficient votes for a quorum or to approve or ratify any proposal at the time of the Annual Meeting, the Annual Meeting may be adjourned or postponed in order to permit the further solicitation of proxies.

     As to the election of directors, the proxy being provided by the Board of Directors enables a shareholder to vote for the election of the nominees proposed by the Board, or to withhold authority to vote for the nominees being proposed. Under the Wisconsin Business Corporation Law, directors are elected by a plurality of the votes cast with a quorum present and cumulative voting is not permitted unless a corporation's articles of incorporation provide otherwise. The Company's Articles of Incorporation do not provide cumulative voting rights for the election of directors.

     Proxies solicited hereby will be returned to the Board of Directors, and will be tabulated by inspectors of election designated by the Board of Directors, who will not be employed by, or a director of, the Company or any of its affiliates.

                                 MATTER 1.

                           ELECTION OF DIRECTORS

     The Board of Directors of the Company currently consists of ten directors (the "Board") divided into three classes. Upon Mr. Joseph B. Weix's retirement at the Annual Meeting, the number of directors shall be reduced to nine. Directors hold office for staggered terms of three years (or until their successors are elected and qualified). At each annual meeting of shareholders of the Company, one class of directors will be elected for a term of three years to succeed the directors whose terms are expiring. The following nominees, who are directors serving terms which expire at the Annual Meeting, have been nominated by the Board for submission to the shareholders to serve a three-year term expiring at the 1999 Annual Meeting of Shareholders. Unless otherwise directed, each proxy executed and returned by a shareholder will be voted FOR the election of the nominees for director listed below. If any person named as nominee should be unable or unwilling to stand for election at the time of the Annual Meeting, the proxies will nominate and vote for any replacement nominee or nominees recommended by the Board. At this time, the Board knows of no reason why any of the nominees listed below may not be able to serve as a director if elected.

     With the exception of Messrs. Mount and Weix who are cousins, there are no family relationships among the executive officers and directors, and there are no arrangements or understandings pursuant to which any of them were elected as executive officers and/or directors or are being nominated to serve as directors. The following tables present information concerning the nominees for director and each director serving an unexpired term.


                                Position with the Company        Director of the
      Name            Age       and Principal Occupation          Company Since
      ----            ---       -------------------------         -------------
               Nominees for Election to Terms Expiring in 1999

Charles J. Carey      71     Consultant since 1989; President and        1989
                             Chief Executive Officer, National Food
                             Processors Association, a trade
                             association, 1972-89.

Frank J. Pelisek      66     Chairman of the Board of Directors and      1983
                             Executive Committee of the Board of
                             Directors of the Company, since August
                             1993; Acting Chief Executive Officer and
                             Chairman of the Executive Committee of the
                             Board of Directors, June 1992-August 1993;
                             Partner, Michael Best & Friedrich, legal
                             counsel to the Company, since 1965; Director,
                             various privately held companies.


                             Position with the Company           Director of the
      Name            Age    and Principal Occupation             Company Since
      ----            ---    -------------------------            -------------

              Directors Whose Term Expires at the Annual Meeting

Joseph B. Weix        68     Retired, Chairman of the Board and Chief    1963
                             Executive Officer of the Company, 1975-92;
                             joined the Company in 1954.


                     Directors Whose Terms Expire in 1997

Orren J. Bradley      71     Senior Vice President, Laub Groups, Inc., an1985
                             insurance operations company, since 1985;
                             Chairman, Boston Store Division of Federated
                             Department Stores, Inc., 1967-85; Director,
                             Hanger-Tight Company, Great Lakes Credit
                             Corporation and Oshkosh B'Gosh, Inc., an
                             apparel manufacturer.

James H. DeWees       62     Retired; Chairman, President and Chief      1994
                             Executive Officer; Godfrey Company, a
                             division of Fleming Companies, Inc., a
                             wholesale food distributor, 1984-94; Vice
                             President, Fleming Companies, Inc. 1987-94;
                             Chairman, Village of Manor Park Foundation;
                             Director, Village of Manor Park, Inc. and
                             Green Bay Packer Hall of Fame; Member, First
                             Bank Milwaukee Business Advisory Board and
                             Marquette University Business Advisory Council.

Carol Ward Knox       45     Principal, Morgan & Myers, Inc., a public   1993
                             relations consulting company, since 1982;
                             Former Chairperson, Wisconsin Department of
                             Agriculture, Trade and Consumer Protection
                             Board; Former Member, Board of Visitors,
                             University of Wisconsin College of Agriculture
                             and Life Science, and Wisconsin Rural Leadership
                             Program Board.

Thomas W. Mount       65     Retired; Chairman of the Company, 1992-93;  1966
                             President and Chief Operating Officer of the
                             Company, 1975-92; joined the Company in 1957;
                             Director, Fiduciary Capital Growth Fund, Inc.
                             and Fiduciary Total Return Fund, Inc.; Former
                             Chairman, National Food Processors Association.


                     Directors Whose Terms Expire in 1998

Russell W. Britt      70     Retired; President, Chief Operating Officer 1985
                             and a Director of Wisconsin Energy Corp., a
                             utility service company, 1987-91 and Vice
                             President, 1981-87; Executive Officer and
                             Director of Wisconsin Electric Power Co. and
                             Wisconsin Natural Gas Co., subsidiaries of
                             Wisconsin Energy Corp., 1982-91.

                             Position with the Company           Director of the
      Name            Age    and Principal Occupation             Company Since
      ----            ---    -------------------------            -------------

               Directors Whose Terms Expire in 1998 (continued)

Ody J. Fish           71     Private Investor; President, Pal-O-Pak      1985
                             Insulation Co., Inc. an insulation
                             manufacturing company, 1951-86; Director,
                             Quest Technologies, Inc., f/k/a La Belle
                             Industries, Inc.; Director of all of the funds
                             included in the Marshall Family of Mutual
                             Funds; Former Member, University of Wisconsin
                             Board of Regents; Chairman, Wisconsin Education
                             Commission.

Stephen W. Theobald   50     President and Chief Executive Officer of the    1980
                             Company since April 1996; Vice Chairman and
                             Treasurer of the Company, 1992-96; Vice
                             President-Administration and Treasurer of the
                             Company, 1990-92; Vice President-Administration
                             of the Company 1985-90; joined the company in
                             1985.


     The affirmative vote of a plurality of the votes cast is required for the election of the nominees. Unless otherwise specified, the shares of Common Stock represented by the proxies solicited hereby will be voted in favor of election of the above-described nominees.


             THE BOARD OF DIRECTORS RECOMMENDS THAT YOU VOTE FOR
                  THE ELECTION OF THE NOMINEES FOR DIRECTOR.

            MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

     During the fiscal year ended March 31, 1996, the Board of Directors of the Company held four regular meetings and no special meetings. No incumbent director attended fewer than 75% of the aggregate total number of meetings of the Board held and the total number of committee meetings on which such director served during the fiscal year ended March 31, 1996. The Board has standing Executive, Audit, Compensation, Retirement Plan Advisory and Nominating Committees.

     The Executive Committee has the authority during the intervals between Board meetings to exercise the powers of the Board, except for certain powers reserved exclusively for the Board. The Executive Committee consists of Messrs. Pelisek (Chairman), Britt, Fish, Mount and Theobald. The Executive Committee held one meeting during the fiscal year ended March 31, 1996.

     The Audit Committee reviews the scope and timing of the audit of the Company's financial statements by the Company's independent public accountants and reviews with the independent public accountants the Company's management policies and procedures with respect to auditing and accounting controls. The Audit Committee also reviews and evaluates the independence of the Company's accountants, approves services rendered by such accountants and recommends to the Board the engagement, continuation or discharge of the Company's accountants. The Audit Committee consists of Messrs. Britt (Chairman), Bradley and DeWees. The Audit Committee held two meetings during the fiscal year ended March 31, 1996.

     The Compensation Committee is responsible for overseeing the management of human resources activities of the Company, including compensation for directors and executive officers, and the establishment of employee pension plans and benefits. The Compensation Committee also is responsible for determining the recipients and terms of stock options granted under the 1985 Incentive Stock Option Plan and the Stokely USA, Inc. 1994 Executive Stock Option Plan. The Compensation Committee consists of Messrs. Fish (Chairman), Carey, Pelisek and Ms. Knox, and met one time during the fiscal year ended March 31, 1996.

     The Retirement Plan Advisory Committee is responsible for overseeing the management of the Company's various 401(k), profit sharing and retirement plans. The Retirement Plan Advisory Committee consists of Messrs. DeWees (Chairman), Fish, Mount and Ms. Knox, and met two times during the fiscal year ended March 31, 1996.

     The Nominating Committee selects nominees for directors to stand for election at the Company's annual meetings, and consists of Messrs. Pelisek (Chairman), Britt, Fish and Theobald. The Nominating Committee did not meet during the fiscal year ended March 31, 1996. In June 1996, the entire Board of Directors of the Company acted as a Nominating Committee for the selection of the nominees for director to stand for election at the Annual Meeting.
The Company's By-Laws allow for shareholder nominations of directors and require such nomination to be made pursuant to timely notice to the Chief Executive Officer or President of the Company.

               COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

     The following table summarizes the total compensation earned by the Company's President and Chief Executive Officer and the next four highest compensated executive officers whose compensation (salary and bonus) exceeded $100,000 during the Company's fiscal years ended March 31, 1994, 1995 and 1996. On April 16, 1996, Mr. Vernon L. Wiersma resigned as President and Chief Executive Officer of the Company and the Board of Directors of the Company appointed Mr. Stephen W. Theobald as President and Chief Executive Officer.

                          SUMMARY COMPENSATION TABLE

                                                   Long-Term
                                               Compensation Awards

                                              Value of
                                  Annual     Restricted    Number of
                              Compensation<F1>       Stock     Option    All Other
Name and Principal Position   Year      Salary    Bonus  Awards<F2>    Awards<F3> Compensation<F4>
Stephen W. Theobald.........  1996         $170,500            --           --    19,000   $12,636
 Current President and Chief  1995          160,400            --           --    15,000    25,375
 Executive Officer; Vice 1994  128,333<F5>$56,000              --            0     9,891
 Chairman and Treasurer
 during fiscal 1996

Vernon L. Wiersma...........  1996         $220,000            --        $61,750       0   $13,160
 Former President and Chief   1995          205,000            --           --    30,000    26,399
 Executive Officer       1994  162,167<F5>$70,000              --            0     7,496

Kenneth C. Murray...........  1996         $124,000            --           --    11,000   $ 5,587
 Senior Vice President,  1995  118,000      --   --             0       15,652
 Sales and Marketing     1994  100,000    $20,000              --            0       926

Russell J. Trunk............  1996         $124,000            --           --    10,000   $15,282
 Senior Vice President,  1995  118,000      --   --         6,000       31,666
 Operations              1994  100,000       $20,000          --             0    16,963

Leslie J. Wilson............  1996         $118,000            --           --         0   $14,296
 Vice President, Finance and  1995          114,500            --           --         0    28,523
 Chief Financial and     1994  100,000   $20,000 --             0        9,864
 Accounting Officer

<F1>   Perquisites provided to the named executive officers by the Company did not exceed the lesser of $50,000 or 10% of each named executive officer's total annual salary during fiscal 1994, 1995 or 1996, and accordingly, are not included.

<F2>   Amount shown in this column represents the value of 25,000 shares of Common Stock issued to Mr. Wiersma on April 16, 1996, based on the value of Common Stock at March 31, 1996
  ($2.47 per share).  See "Severance Agreement with Mr. Wiersma."

<F3>   Amounts shown represent the total number of options awarded under the 1985 Incentive
  Stock Option Plan, the 1994 Executive Stock Option Plan and outside such option plans during the fiscal years indicated.  All of the options to purchase shares of Common
  Stock indicated as granted during the fiscal year ended March 31, 1996, represent options which had been previously granted to such individuals but which were repriced in fiscal 1996.  Options to purchase 30,000 shares of Common Stock previously granted to
  Mr. Wiersma also were repriced in fiscal 1996; however, such options expired on July 15,
  1996 and were not exercised.  See "Ten Year Option/SAR Repricings."

<F4>   Amounts shown represent contributions by the Company for the benefit of the named individuals pursuant to the Stokely USA, Inc. Retirement Savings Profit Sharing Plan
  ("Retirement Savings Plan") and the Split Dollar Life Insurance Plan in the form of premium payments on behalf of the named executive officers during the fiscal years indicated.  The amounts shown for each individual for the fiscal year ended March 31,
  1996 are derived from the following figures: (i) Mr. Theobald - $1,000  Retirement
  Savings Plan contribution and $11,636 split dollar premium; (ii) Mr. Wiersma - $1,000
  Retirement Savings Plan contribution and $12,160 split dollar premium; (iii) Mr. Murray
  - $1,000 Retirement Savings Plan contribution and $4,587 split dollar premium; (iv) Mr.
  Trunk - $15,282 split dollar plan premium; and (v) Mr. Wilson - $1,000 Retirement
  Savings Plan contribution and $13,296 split dollar plan premium.

<F5>   The salaries of Messrs. Wiersma and Theobald were increased in August of fiscal 1995 reflecting the assumption of significant new responsibilities related to their promotions in June of fiscal 1993, for which no salary increases had been previously granted.  On an annualized basis, the increased salaries were $175,000 for Mr. Wiersma and $140,000 for Mr. Theobald.

Severance Agreement with Mr. Wiersma

  On May 29, 1996, the Company entered into a severance agreement (the "Severance Agreement") with Mr. Wiersma setting forth the terms and conditions of his resignation as President, Chief Executive Officer and Director of the Company, effective April 16, 1996. Pursuant to the Severance Agreement, Mr. Wiersma will be paid $18,333 per month from April 16, 1996 through May 30, 1998, and in the event of Mr. Wiersma's death, such amounts shall be paid to his spouse, or if she is deceased, to the personal representative of his estate. In the event of a Change of Control of the Company (as defined in the Contingent Employment Agreements currently in effect which are discussed herein), the Severance Agreement provides that Mr. Wiersma shall be paid the then present value of such monthly payments in a single sum. For the period commencing April 16, 1996 through May 30, 1998 or such earlier date as of the effective date of coverage for Mr. Wiersma under any other employer's health insurance program, Mr. Wiersma and his eligible dependents are entitled to participate in the Company's group health and disability insurance programs at the same cost to Mr. Wiersma as of the date of his resignation.
Pursuant to the Severance Agreement, the Company will continue to pay the semi-annual premium of $14,523 under the split dollar life insurance contract covering Mr. Wiersma through May 30, 1998, and Mr. Wiersma shall have the option to purchase the contract from the Company by paying to the Company the aggregate value of the premiums paid by the Company from the date the contract was entered into to the date Mr. Wiersma exercises such option to purchase. In addition, pursuant to the Severance Agreement, in recognition that a portion of the grant of 50,000 shares of restricted Common Stock to Mr. Wiersma on June 15, 1995 reflected compensation for prior services, vesting of 25,000 shares was accelerated and such shares were issued to Mr. Wiersma. Pursuant to the terms of the restricted stock grant, the Company is obligated to pay an amount equal to the income tax payable by Mr. Wiersma as a result of the grant of such shares. All rights under agreements and/or plans which Mr. Wiersma had with respect to options granted to him prior to April 16, 1996 also remained in effect in accordance with the terms of such agreements and/or plans. Mr. Wiersma is entitled to all benefits accrued under the Supplemental Employee Retirement Plan (described herein) ("SERP") payable pursuant to the terms of the SERP, upon Mr. Wiersma's attaining age 65, or, in the event of a Change of Control, the Company shall pay to Mr. Wiersma the then present value of such benefits, discounted at the rate of 7% per annum, in a single sum. In addition, Mr. Wiersma received $2,530 as payment for the aggregate Company contributions accrued for his benefit under the Deferred Compensation Plan (as described herein). In lieu of outplacement services, the Company paid to Mr. Wiersma a lump sum of $20,000 and paid $5,000 to Mr. Wiersma's legal counsel for costs incurred in connection with negotiating the Severance Agreement.

Employment Agreements

  In 1992, the Company entered into Change of Control Contingent
Employment Agreements with Messrs. Theobald, Murray, Trunk and Wilson (collectively, the "Contingent Employment Agreements"). Under the Contingent Employment Agreements, if a change of control occurs, the Company will continue to employ Mr. Theobald for three years, Mr. Wilson for two years, and Messrs. Murray and Trunk for one year, following the date of the change of control. "Change of Control," as defined in the Contingent Employment Agreements, includes the acquisition of 20% or more of the Company's Common Stock, a merger, consolidation or reorganization, the sale of substantially all of the Company's assets or a significant change in the composition of the Board of Directors of the Company. In the event of a Change of Control, the employee shall be employed by the Company for the applicable number of years and shall receive a salary equal to his salary on the date of the Change of Control, subject to annual upward adjustments commensurate with increases awarded to other officers and employees. If, after a Change of Control, the Company terminates the employee for any reason other than for cause or if the employee elects to terminate his employment, he shall continue to be paid monthly an amount equal to his then current monthly base salary plus a certain amount of incentive payments and shall continue to be entitled to receive all other employee benefits and perquisites made available to other employees of comparable status until the end of his employment term. If the Company terminates the employee for "cause" (as defined in the Contingent Employment Agreements), the employee is entitled to receive only his compensation through the date of termination. For purposes of the Contingent Employment Agreements, the current base salary for Mr. Theobald is $170,500, Messrs. Murray and Trunk is $124,000, and Mr. Wilson is $118,000. The amount of the base salary and any incentive payments are reviewed regularly by the Compensation Committee of the Board of Directors. The Company also has entered into similar Contingent Employment Agreements with other key officers and employees of the Company.

  In June 1992, the Company entered into an Employment Agreement with
Mr. Wilson (the "Employment Agreement") for a two-year term which automatically is extended for a period of one year on each anniversary date unless the Company or Mr. Wilson has provided notice of nonrenewal within 30 days prior to the date thereof. For purposes of the Employment Agreement, the current base salary for Mr. Wilson is $118,000. In addition to base salary, the Employment Agreement provides for payments from other Company incentive compensation plans, and provides for other benefits, including participation in any group health, life, disability or similar insurance program and in any pension, profit-sharing, deferred compensation, 401(k) or other retirement plans maintained by the Company. The Employment Agreement also provides for participation in any stock-based incentive programs made available to executive officers of the Company.
The Employment Agreement will terminate in the event the Company ceases operations and may be terminated by the Company in the event of Mr. Wilson's disability or retirement, or for "cause" (as defined in the Employment Agreement) at any time.

Deferred Compensation Plan for Key Executives

  On January 1, 1995, the Company entered into Deferred Compensation Agreements with Messrs. Wiersma, Theobald, Murray, Trunk and Wilson pursuant to a Deferred Compensation Plan (the "Deferred Compensation Agreements"). In accordance with the terms of the Deferred Compensation Agreements, the Company accrues amounts equal to the contributions that would have been made by the Company under the Retirement Savings Plan (described herein) but for the maximum annual contribution and compensation limits under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In addition, pursuant to the Deferred Compensation Agreements, the executives may elect to defer compensation earned in any year. The maximum amount that may be deferred in any calendar year is 20% of the executives' annual compensation less the maximum amount that may be deferred on an annual basis by such executive pursuant to the Retirement Savings Plan. Interest is accrued on deferrals and Company contributions at the rate of interest equal to the average of the U.S. Treasury Bond rate as published in the Wall Street Journal on the last day of the calendar year and the last day of the previous three quarters of the calendar year. Executives may become eligible for receipt of deferred compensation and Company contributions under the Deferred Compensation Plans upon death, disability, retirement or termination. The Deferred Compensation Agreements are non-qualified, unfunded contractual liabilities of the Company. The Company also has entered into similar deferred compensation agreements with other key officers and employees of the Company.

Deferred Compensation Agreements

  In 1990, the Company entered into deferred compensation agreements
(the "1990 Deferred Compensation Agreements") with Messrs. Thomas W. Mount, former President and Chairman of the Board of Directors of the Company, and Joseph B. Weix, former Chairman of the Board of Directors of the Company. Under the 1990 Deferred Compensation Agreements, the Company is obligated to pay Messrs. Mount and Weix each deferred compensation in monthly installments of $7,500 for a period of 120 consecutive months (or at their election in one lump sum based upon a present value calculation outlined in the 1990 Deferred Compensation Agreements) following their death, disability or retirement. In the event of the death of Messrs. Mount or Weix, their designated beneficiaries shall receive the deferred compensation payments over the stated period, or at the Company's election, such payments may be paid in one lump sum based upon a present value calculation outlined in the 1990 Deferred Compensation Agreements. The 1990 Deferred Compensation Agreements are non-tax qualified, unfunded deferred compensation plans. Mr. Mount retired in April 1993, and Mr. Weix retired in June 1992, and the Company commenced the monthly installment payments at those dates.

Benefits

     Split Dollar Plan

  The Company established the Split Dollar Life Insurance Plan, effective February 1, 1990 (the "Split Dollar Plan"), in which Messrs. Mount, Theobald, Murray, Trunk and Wilson and other key officers and employees of the Company participate. The life insurance benefit is equal to four times the executive's salary. The executive pays the economic value of the insurance and the Company pays the balance of the premium. Upon the executive's death or the retirement of the executive, the Company will receive all premiums paid by it on behalf of the executive and the executive will receive the remainder of the death benefit or the cash
surrender value.   For the fiscal year ended March 31, 1996, Mr. Wiersma
also participated in the Split Dollar Plan. For further information regarding the Split Dollar Plan arrangements with respect to Mr. Wiersma made in connection with his resignation, see "Severance Agreement with Mr. Wiersma."

     Supplemental Employee Retirement Plan

  The Company established the Supplemental Employee Retirement Plan (the "SERP"), effective January 1, 1995, in which Messrs. Theobald, Murray, Trunk, and Wilson participate. For Mr. Theobald, the SERP provides a benefit at retirement (based on 25 years of service) of 120 equal monthly payments which equal, on an annual basis, 40% of the salary (excluding bonus) individually earned during the twelve months preceding retirement. For Messrs. Murray, Trunk, and Wilson, the SERP provides a benefit at retirement (based on 25 years of service) of 120 equal monthly payments which equal, on an annual basis, 20% of the salary (excluding bonus) individually earned during the twelve months preceding retirement. The monthly payment is reduced on a percentage basis of years of service that
are less than 25 at the time of retirement.    For information relating to
the SERP arrangements made with respect to Mr. Wiersma in connection with his resignation, see "Severance Agreement with Mr. Wiersma."

     Retirement Savings Plan

  The Company maintains a retirement savings plan, the Stokely USA, Inc. Retirement Savings Profit Sharing Plan (the "Retirement Savings Plan"), covering all of its eligible employees. Employees are eligible to participate after completing a twelve-month period of 1,000 or more hours of employment. The Retirement Savings Plan involves a Company Profit Sharing Contribution account, a Voluntary Contribution account and a 401(k) Salary Deferral account. Subject to the Company's operating results, the Company may make contributions up to 8% of pre-tax profits to the Profit Sharing Contribution account which would be allocated to participants pro rata based upon their eligible compensation. Participants become 20% vested in the profit sharing contributions credited to their accounts and the earnings thereon after three years of credited service, and 20% per year thereafter until 100% vested after seven years. Participants also become 100% vested upon death, disability or attainment of age 62. The Voluntary Contribution account permits participants to make voluntary after-tax savings contributions in amounts between 2% and 10% of their annual compensation. Participants in the Voluntary Contribution account are 100% vested in their contributions and the earnings thereon. Under the Retirement Savings Plan, through the 401(k) Salary Deferral account, participants are permitted, subject to the limitations imposed by Section 401(k) of the Internal Revenue Code to make voluntary tax-deferred contributions in amounts between 1% and 10% of their annual compensation. The Company may make a matching contribution to the 401(k) Salary Deferral account in an amount up to 25% of the first 6% of compensation deferred by the participant for participants who meet all eligibility and participant requirements. Participants in the 401(k) Salary Deferral account are 100% vested in their contributions, the Company's matching contribution and the earnings thereon. Under the Retirement Savings Plan, a separate account is maintained for each type of account and each participating employee. Participating employees direct the Retirement Savings Plan trustee with respect to the investment of assets held in their accounts among up to six investment options made available by the trustee, including shares of Common Stock.

Stock Option Plans

     Incentive Stock Option Plan

  The Company established the 1985 Incentive Stock Option Plan (the "Incentive Stock Option Plan") in which key employees of the Company and its subsidiaries, as determined by the Compensation Committee, are eligible to participate. As of March 31, 1996, the Company and its subsidiaries had 36 eligible employees. The Incentive Stock Option Plan authorizes the grant of options to purchase shares of Common Stock intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code. The Compensation Committee administers the Incentive Stock Option Plan. As of March 31, 1996, options to purchase 164,000 shares of Common Stock had been granted and were outstanding under the Incentive Stock Option Plan and a total of 60,550 shares of Common Stock were available for granting under the Incentive Stock Option Plan. In fiscal 1996, a total of 29,900 options which were to expire on August 30, 1995 were surrendered by participants and cancelled, and replacement options were issued for the same number of shares and at the same exercise price. The expiration date for all of such replacement options is June 17, 1998. In addition, during fiscal 1996, the exercise prices of a total of 87,600 options granted under the Incentive Stock Option Plan were adjusted for those options which had an exercise price 25% greater than the closing price of the Common Stock on May 31, 1995. The exercise price of such amended options was adjusted to $6.875, a price 25% greater than the closing price of the Common Stock on May 31, 1995. For information regarding the repricing of options granted to those executive officers named in the Summary Compensation Table, see "Ten Year Option/SAR Repricings."

     Non-Qualified Stock Option Grants

  On April 8, 1994, the Company granted options to purchase 30,000 shares of Common Stock and 15,000 shares of Common Stock to Mr. Wiersma and Mr. Theobald, respectively, with an exercise price of $8.50 per share, the market price at date of grant. These options are non-qualified under the Internal Revenue Code and were not awarded under either the 1985 Incentive Stock Option Plan or the 1994 Executive Stock Option Plan. In fiscal 1996, the exercise price of these options was adjusted to $6.875. There were no other options granted outside of the 1985 Incentive Stock Option Plan or the Executive Stock Option Plan in fiscal 1996.

    Executive Stock Option Plan

  On June 3, 1994, the Board of Directors of the Company adopted the Stokely USA, Inc. 1994 Executive Stock Option Plan (the "Executive Stock Option Plan"). The Executive Stock Option Plan was ratified by shareholders of the Company at the Annual Meeting of Shareholders held on August 26, 1994. All key full-time employees of the Company and its subsidiaries are eligible to participate in the Executive Stock Option Plan. At March 31, 1996, the Company and its subsidiaries had 45 eligible employees. The Executive Stock Option Plan provides for the granting of
(i) incentive stock options ("ISOs"), (ii) non-qualified stock options ("NSOs"), and (iii) stock appreciation rights ("SARs"). At March 31, 1996, options to purchase 3,796 shares had been granted and were outstanding under the Executive Stock Option Plan and options for a total of 396,204 shares of Common Stock were available for granting to eligible participants. A total of 3,796 shares of Common Stock were granted under the Executive Stock Option Plan in fiscal 1996. The Compensation Committee of the Board, or such other committee appointed by the Board, administers the Executive Stock Option Plan. Under the Executive Stock Option Plan, the maximum number of shares for which grants may be made to any eligible employee may not exceed 50,000 shares.

  The following table sets forth certain information concerning the grant of stock options to the current executive officers listed in the Summary Compensation Table during the fiscal year ended March 31, 1996, including the options which had been previously granted but which were repriced in fiscal 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                       Potential Realizable
                                    % of Total                           Value at Assumed
                                       Options                         Annual Rates of Stock
                                    Granted to    Exercise               Price Appreciation
                    Options       Employees in    Price    Expiration   for Option Terms<F2>
      Name         Granted<F1>  Fiscal Year<F1>   ($/Sh)      Date          5%          10%
      ----         -----------  ---------------   ------      ----         ---         ---
Stephen w. Theobald   4,000           2.9%        $6.875    07/03/96     $   229    $    458
                     15,000          10.8          6.875    04/08/04      56,856     140,038

Kenneth C. Murray     2,500           1.8          6.875    02/05/00       4,487       9,864
                      2,500           1.8          6.875    02/01/02       6,709      15,545
                      6,000           4.3          6.875    12/11/02      18,486      43,824

Russell J. Trunk      4,000           2.9          6.875    05/20/01       9,353      21,218
                      6,000           4.3          6.875    04/08/04      19,695      47,173

- --------------

<F1>                All of these options represent options which had previously been granted to such individuals but which were repriced in fiscal 1996.  In fiscal 1996, options to purchase
    138,896 shares of Common Stock were granted to all eligible participants, including a total of 135,100 options which were repriced during the fiscal year ended March 31,
    1996.

<F2>                Amount shown represents the potential realizable value, net of the option exercise price, assuming that the underlying market price of the Common Stock appreciates in value from the date of repricing (May 12, 1995) to the end of the option term at annualized rates of 5% and 10%.  These amounts represent certain assumed rates of appreciation only.  Actual gains, if any, on stock option exercises are dependent upon the future performance of the Common Stock and overall stock market conditions.  There can be no assurance that amounts reflected in this table will be achieved.

     No options issued under the Incentive Stock Option Plan, the Executive Stock Option Plan or outside of either option plans were exercised by any of the current named executive officers in the Summary Compensation Table during fiscal 1996. The number and total value of unexercised in-the-money options held by such individuals at March 31, 1996 are shown in the following table.



                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                             Value of
                                                Number of                   Unexercised
                   Number of                   Unexercised                  In-the-Money
                    Shares                       Options                     Options at
                   Acquired      Value      at Fiscal Year End           Fiscal Year End<F1>
   Name          on Exercise   Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
   ----          -----------   --------  -----------  -------------   -----------  -------------
Stephen W. Theobald    0          $0       22,500         7,500            --            --
Kenneth C. Murray      0           0       11,000           --             --            --
Russell J. Trunk       0           0        7,000         3,000            --            --
Leslie J. Wilson       0           0       10,000           --             --            --

- ------------

<F1> The value of unexercised in-the-money options is based upon the difference between the fair market value of the securities underlying the options of $2.47 at March 31, 1996 and the exercise price of the options.  No options held by the named executive officers were in-the-money at March 31, 1996.

     The following table sets forth certain information concerning the repricing of options held by the current named executive officers in the Summary Compensation Table during the fiscal year ended March 31, 1996.


                       TEN-YEAR OPTION/SAR REPRICINGS<F1>
                                                                                     Length of
                          Number of           Market                                 Original
                          Securities               Price of Exercise                Option Term
                          Underlying               Stock at Price at               Remaining
                          Options/SARs         Time of   Time of    New      at Date of
                          Repriced or        Repricing or   Repricing or    Exercise  Repricing or
   Name            Date    Amended  Amendment<F2>       Amendment<F2>     Price<F2>   Amendment
   ----                ----   ------------  -------------  ------------- --------- -------------
Stephen W. Theobald.. 07/03/864,000     $5.50       $10.50    $6.875     1 yr, 1 mnth
 Current President                04/08/94       15,000         5.50      8.50  6.875   9 yrs
 and Chief Executive
 Officer, Vice Chair-
 man and Treasurer
 during fiscal 1996

Kenneth C. Murray.....           02/05/90         2,500         5.50     10.00  6.875   4 yrs,9 mnths
 Senior Vice President,02/01/92         2,500      5.50           15.875        6.875   6 yrs,9 mnths
 Sales and Marketing   12/11/92         6,000      5.50            7.75         6.875   7 yrs,7 mnths

Russell J. Trunk......           05/20/91         4,000         5.50     10.00  6.875   6 yrs
 Senior Vice President,04/08/94         6,000      5.50            8.50         6.875   9 yrs
 Operations

- ------------

<F1> Submitted by the Compensation Committee of the Board of Directors, consisting of Messrs.
     Ody J. Fish (Chairman), Charles J. Carey, Frank J. Pelisek and Ms. Carol Ward Knox.

<F2> The options were approved for repricing by the Compensation Committee on May 12, 1995;
     however, the repricing date was May 31, 1995.  All options which had an exercise price 25%
     greater than the closing price of the Common Stock on May 31, 1995 ($5.50) were amended and the new exercise price was adjusted to $6.875, a price 25% greater than the closing price of the Common Stock on May 31, 1995.


Directors' Compensation

     Board Fees

     Non-employee directors receive compensation of $6,000 per year for service on the Board plus $500 for each Board or Committee meeting attended. Directors may defer all or any portion of such compensation under a Directors' Deferred Compensation Plan adopted in 1985. Deferred compensation is credited to the account of a participating director in the form of "phantom stock" of the Company based on the market price at the time of each quarterly credit. Shares credited to the accounts of directors electing to participate in the Directors' Deferred Compensation Plan during the fiscal year ended March 31, 1996, were as follows: Mr. Britt, 2,442 shares; and Mr. Fish, 2,671 shares. Directors who have served two full terms (six years) and are Board members upon attaining the age 65 become eligible for retirement compensation of $500 per month upon completion of service.

     In May 1995, each non-employee director was issued a restricted stock grant of 5,000 shares of Common Stock, each of which is subject to the following vesting schedule: (i) 1,250 shares (06/01/96); (ii) 1,250 shares (06/01/97); (iii) 1,250 shares (06/01/98); and (iv) 1,250 shares
(06/01/99). The restricted stock grants shall become fully vested upon (i) completion of the term in which the Director attains age 72: (ii) death; or
(iii) incapacitation.


                       COMPENSATION COMMITTEE REPORT

     Compensation Committee

     The Compensation Committee of the Company reviews and establishes compensation levels and benefits applicable to executive officers and employees of the Company and makes recommendations with respect to all issues pertaining to executive compensation for ratification by the Board of Directors of the Company.

     Compensation Committee Interlocks and Insider Participation

     For the fiscal year ended March 31, 1996, the Compensation Committee of the Board of Directors was composed of Messrs. Fish, Carey, Pelisek and Ms. Knox, each of whom are not officers or employees of the Company. There are no interlocks, as defined under the rules and regulations of the Securities and Exchange Commission ("SEC"), between the Compensation Committee and corporate affiliates of members of the Compensation
Committee.

     Compensation Committee Report

     Under rules established by the SEC, the Company is required to provide certain data and information regarding the compensation and benefits provided to executive officers of the Company. The rules require a report of the Compensation Committee which explains the rationale and considerations that led to fundamental compensation decisions affecting such individuals. The Compensation Committee of the Company has prepared the following report, at the direction of the Board of Directors of the Company, for inclusion in this Proxy Statement.

     It is the policy of the Company to maintain an executive compensation program which will attract, motivate, retain and reward employees at all levels of the organization and provide appropriate incentives intended to generate long-term financial results which will benefit the Company and the shareholders of the Company. The executive compensation program of the Company incorporates a pay-for-performance policy that compensates executives for both corporate and individual performance.

      The executive compensation program is designed to achieve the following objectives:

     - Provide the Company with the ability to compete for and retain talented executives that are critical to the Company's long term success;

     - Provide incentives to achieve the Company's financial performance objectives and strategic business initiatives with the objective of enhancing shareholder value;

     - Provide competitive compensation packages comparable to those offered by other peer group companies; and

     - Reward executives for individual performance in long-term strategic management.

     The Company's executive compensation package consists of three major components: (i) cash compensation, including base salary and an annual incentive bonus; (ii) long-term incentive compensation in the form of stock options (including options awarded under the Incentive Stock Option Plan and the Executive Stock Option Plan); and (iii) executive benefits.

     In determining specific cash compensation for executive officers for the fiscal year ended March 31, 1996, the Compensation Committee considered the following factors:

     1. Company performance relative to certain goals and objectives in effect during the prior year;
     2. Individual performance relative to certain goals and objectives in effect during the prior year;
     3. Company performance compared to broader based industry performance; and
     4. Salary surveys for positions with similar responsibilities in similar sized companies.

     The annual incentive bonus is determined under the Company's Annual Incentive Plan (the "Incentive Plan") which was developed to recognize and reward performance and provide a total annual cash bonus consistent with the Company's executive compensation strategy. Under the Incentive Plan, executives earn incentive compensation if the Company achieves various targets set for profits (defined as income before taxes and before profit-sharing expense) as a percent of sales. Incentive compensation earned is established as a percentage of each officer's base salary, and the applicable percentage is dependent upon the individual's base salary amount. If the financial performance of the Company falls below the threshold level, no awards will be earned. If threshold levels of the performance indicators are achieved, the Incentive Plan provides for payment of incentive compensation in amounts ranging between 10% to 25% of an individual's base salary. If target levels are achieved by the Company, the Incentive Plan provides for payment of incentive compensation in amounts ranging from 20% to 50% of an individual's base salary. Incentive compensation may exceed 50% of an individual's base salary if the Company surpasses target levels, but may not exceed 75% of an individual's base salary. Prior to payment of incentive compensation after completion of the Company's financial audit, the Compensation Committee certifies the performance objectives of the Incentive Plan have been met.

     Based on the above noted factors, the Compensation Committee implemented the following increases in executive base salaries, effective April 1, 1995, for the fiscal year ending March 31, 1996: Mr. Theobald, 6%; Mr. Murray, 5%; Mr. Trunk, 5%; and Mr. Wilson, 3%. No incentive bonus payments were made to executive officers for the fiscal year ended March 31, 1996, because the targets set for profits under the above-described Incentive Plan were not achieved.

     The base salary for the Chief Executive Officer is determined by the Compensation Committee in general accordance with the same criteria noted herein for determining compensation for all executive officers. Based on those factors, the Compensation Committee implemented a 7% increase in Mr. Wiersma's base salary for the fiscal year ending March 31, 1996. No incentive bonus payments were made to Mr. Wiersma for the fiscal year ending March 31, 1996, because the targets set for profits under the above-described Incentive Plan were not achieved.

     The Compensation Committee believes aligning the financial interests of management more closely with those of the shareholders influences the creation of shareholder value. Therefore, the Compensation Committee has required certain executive stock ownership levels for certain of its executive officers. For Mr. Theobald, the requirement is stock ownership representing a value at least two times his annual salary, and for Messrs. Murray, Trunk and Wilson, the stock ownership requirement is value representing at least one times their annual salary. Executives are required to use a portion of any annual cash bonus received to purchase shares of Common Stock until the ownership requirement is met.

     To further encourage stock ownership among executive and other key employees, the Company has two stock option plans which it administers, the Incentive Stock Option Plan and the Executive Stock Option Plan. The stock option plans are designed to encourage and create ownership and retention of the Company's Common Stock by key employees. Through the option grants, the objective of aligning key employees' long-range interests with those of shareholders may be met by providing key employees with the opportunity to build, through achievement of corporate goals, a meaningful stake in the Company. In fiscal 1996, a total of 29,900 options granted under the Incentive Stock Option Plan which were to expire on August 30, 1995 were surrendered by participants and cancelled, and replacement options were issued for the same number of shares and at the same exercise price. The expiration date for all of such replacement options is June 17, 1998. In addition, during fiscal 1996, the exercise prices of a total of 87,600 options were adjusted for those options which had an exercise price 25% greater than the closing price of the Common Stock on May 31, 1995. The exercise price of such amended options was adjusted to $6.875, a price 25% greater than the closing price of the Common Stock on May 31, 1995. The Compensation Committee believed that the issuance of the replacement options and the repricing of certain options was in the best interests of the Company and in the long-term interests of the Company's shareholders. The Compensation Committee believed such adjustments were necessary in order for the option grants to continue to serve their primary purpose to encourage key employees to remain with the Company and provide adequate incentive for such individuals to contribute toward efforts to increase the value of the Common Stock. For a further discussion of the Company's stock option plans and the repricing of the options, see "Compensation of Executive Officers and Directors - Stock Option Plans" and "Ten Year Option/SAR Repricings."

     For a discussion of the executive benefits made available to officers of the Company during the fiscal year ended March 31, 1996, see
"Compensation of Executive Officers and Directors - Benefits." Executive benefits paid by the Company to its executive officers were based upon each executive officer's contribution to the success of the Company and reflected each executive officer's position, salary and specific responsibilities.



              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                  PERFORMANCE GRAPH FOR STOKELY USA, INC.

     Set forth below is a line graph comparing the cumulative shareholder return on the shares of Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total return of companies included in the Center for Research on Security Prices Index for NASDAQ Stock Market companies and a peer group chosen by the Company. The peer group includes NASDAQ-listed companies included in Standard Industrial Classification (SIC) codes 2030-2039 (Canned, Frozen and Preserved Fruits, Vegetables and Food Specialties) and AMEX and NYSE companies with 2030-2039 SIC codes.





             COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS

          Stokely USA, Inc.   NASDAQ   NYSE/AMEX/NASDAQ
             ----------------     ------     ----------------

3/31/92                   $100.0            $100.0         $100.0
3/31/93                     95.4             115.0          113.0
3/31/94                     98.5             124.1          105.4
3/31/95                     67.7             138.0          131.8
3/29/96                     30.4             187.4          163.5

The index level for all series was set to $100.0 on 3/31/92.
              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1996 (except as noted below), (i) by each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) by each of the current and former executive officers of the Company appearing in the Summary Compensation Table, (iii) by each director of the Company, and (iv) by all directors and executive officers as a group.

                                             Number of          Percent of
                                             Shares of           Shares of
                                           Common Stock         Common Stock
          Name                       Beneficially Owned<F1>   Beneficially Owned
   ----                      ----------------------  -------------------
David L. Babson & Co., Inc<F2> . . .        1,177,600                 10.37%
Winogene Kile<F3>. . . . . . . . . .          502,000                  4.42
Vernon L. Wiersma<F4>. . . . . . . .           85,000                  *
Stephen W. Theobald<F5>. . . . . . .          193,191                  1.70
Russell J. Trunk<F6> . . . . . . . .           10,000                  *
Leslie J. Wilson<F7> . . . . . . . .           10,000                  *
Robert M. Brill<F8>. . . . . . . . .           10,000                  *
Robert Cook<F9>. . . . . . . . . . .            5,700                  *
Eddie W. Foster<F10> . . . . . . . .            7,130                  *
Kenneth C. Murray<F11> . . . . . . .           16,000                  *
Frank J. Pelisek . . . . . . . . . .            3,650                  *
Orren J. Bradley . . . . . . . . . .            1,750                  *
Russell W. Britt . . . . . . . . . .            1,450                  *
Charles J. Carey . . . . . . . . . .            2,250                  *
James H. DeWees. . . . . . . . . . .            2,250                  *
Ody J. Fish. . . . . . . . . . . . .            2,250                  *
Carol Ward Knox. . . . . . . . . . .            5,250                  *
Thomas W. Mount. . . . . . . . . . .          180,506                  1.59
Joseph B. Weix<F12>. . . . . . . . .           65,883                  *
All directors and executive
 officers as a group (17 persons)  602,260          5.20

- ------------------------

* Amount represents less than 1% of the total shares of Common Stock outstanding.
<F1> Unless otherwise indicated, includes shares of Common Stock held directly by the individuals as well as by members of such individual's immediate family who share the same household, shares held in trust and other indirect forms of ownership over which shares the individuals exercise sole or shared voting and/or dispositive power.
<F2> Based on a Schedule 13G, dated February 12, 1996, filed by David
     L. Babson & Co., Inc., located at One Memorial Drive, Cambridge, MA 02142-1300, which indicated sole voting power of 841,100 shares of Common Stock and shared voting power of 336,500 shares of Common Stock.
<F3> Winogene Kile's address is P. O. Box 592, Oconomowoc, Wisconsin
     53066.

<F4> Includes 60,000 shares of Common Stock issuable pursuant to stock options exercisable as of June 30, 1996 held by Mr.
     Wiersma.  On April 16, 1996, Mr. Wiersma resigned as President and Chief Executive Officer of the Company.
<F5> Includes 162,191 shares of Common Stock held by Mr. Theobald as co-trustee for which he has shared dispositive and voting power with The First National Bank of Chicago, and 30,000 shares of
     Common Stock issuable pursuant to presently exercisable stock options.
<F6> Includes 10,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F7> Includes 10,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F8> Includes 10,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F9> Includes 4,500 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F10>       Includes 5,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F11>       Includes 11,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F12>       Includes 5,000 shares of Common Stock held by Mr. Weix as
     co-trustee for which he has shared dispositive and voting power, and as to which he disclaims any beneficial interest.

                            INDEPENDENT AUDITORS

     Deloitte & Touche LLP served as the Company's independent auditors for the fiscal year ended March 31, 1996 and are serving in such capacity for the current fiscal year. The appointment of independent auditors is made annually by the Board of Directors. The decision of the Board is based on the recommendation of the Audit Committee of the Board, which reviews both the audit scope and estimated audit fees. Representatives of Deloitte & Touche LLP are expected to be present at the Annual Meeting and will have the opportunity to make a statement if they desire to do so and to respond to appropriate questions.


                            CERTAIN TRANSACTIONS

     On March 21, 1996, the United States District Court for the Eastern District of Wisconsin dismissed a consolidated class action lawsuit brought against the Company, all of the individual members of the Board of Directors of the Company (in both their capacity as individual members of the Board of Directors and as executive officers, as applicable), William Blair & Company and Dain Bosworth, Inc. This class action was a consolidated action, including the action filed by Philip D. Freeman in January 1995 and a second class action lawsuit filed by Daniel J. Sweeney in May 1995 which made similar claims against the Company and certain officers arising from the same facts and events. In conjunction with dismissing the consolidated action, the court denied plaintiff's motion to certify the class as moot. The lawsuit raised claims under various provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs alleged that they sustained losses in connection with the purchase of shares of Common Stock of the Company during the period from October 17, 1994 to December 19, 1994, as a result of the Company's alleged misleading statements and alleged omissions to state material facts in the prospectus and other materials. The court dismissed the action after finding that the alleged misrepresentations were not actually made by the Company and/or were not misrepresentations, and that the alleged omissions of material facts were in fact adequately disclosed to
investors.   Further, the court refused to permit the plaintiff to amend the complaint, stating that an amendment would be futile because the court's dismissal was based on the conclusion that the prospectus and other materials did not contain the misrepresentations or omissions alleged in the complaint. On April 8, 1996, the plaintiff filed a Motion for Reconsideration requesting that the Court reconsider its decision refusing plaintiff leave to amend the complaint. The Company has opposed the motion, which is still pending before the court.

     The Company has adopted a policy governing related party transactions providing that any transaction by and between the Company and officers, directors, principal shareholders or their affiliates will be for bona fide business purposes and on terms no less favorable to the Company than those obtainable in arms-length transactions with unaffiliated parties, and will be subject to approval of a majority of the Company's outside directors.

                            SECTION 16 COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of the shares of Common Stock outstanding, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon review of the information provided to the Company, the Company believes that during the fiscal year ended March 31, 1996, officers, directors and greater than ten percent shareholders complied with all Section 16(a) filing requirements, with the exception of one individual. Mr. Charles
J. Carey, a director of the Company, did not timely report the acquisition of 800 shares of Common Stock, but reported said purchase on a Form 5 (Annual Statement of Changes in Beneficial Ownership), for the fiscal year ended March 31, 1996.


                            SHAREHOLDER PROPOSALS

     Shareholders of the Company may submit matters to be considered at the 1997 Annual Meeting of Shareholders. In order to be included in the 1997 Proxy Statement, such written proposals must be received on or before April 12, 1997, at the principal offices of the Company at 1055 Corporate Center Drive, Oconomowoc, Wisconsin, 53066-0248, Attention: Robert M. Brill, Secretary. If such proposal is in compliance with all of the requirements of 17 C.F.R. Section 240.14a-8 ("Rule 14a-8") of the Rules and Regulations under the Exchange Act, it will be included in the proxy statement and set forth on the appointment form of proxy issued for such annual meeting of shareholders. It is urged that any such proposals be sent certified mail, return receipt requested.


          OTHER MATTERS WHICH MAY PROPERLY COME BEFORE THE MEETING

     The Board of Directors knows of no business which will be presented for consideration at the Annual Meeting other than as stated in the Notice of Annual Meeting of Shareholders. If, however, other matters are properly brought before the Annual Meeting or any adjournments or postponements thereof, it is the intention of the persons named in the accompanying proxy to vote the shares represented thereby on such matters in accordance with their best judgment.


                                   By Order of the Board of Directors




                                   Robert M. Brill
                                   Secretary

Oconomowoc, Wisconsin
August 9, 1996

WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING, YOU ARE REQUESTED TO SIGN AND PROMPTLY RETURN THE ACCOMPANYING PROXY IN THE ENCLOSED POSTAGE-PAID ENVELOPE.