Form 10-Q
period 1996-06-30
STOKELY USA INC
filed 1996-08-13
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1996     Commission File Number 0-13943
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


                           Yes   X       No
                               ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Class                                Outstanding at August 9, 1996
- ------------------------             -------------------------------
Common Stock,                        11,357,472 Shares
$.05 par value per share

                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          June 30, 1996, June 30, 1995 and
          March 31, 1996

          Consolidated Condensed Statements of                   5
          Operations - Three Months Ended
          June 30, 1996 and 1995

          Consolidated Condensed Statements of                   6
          Cash Flow - Three Months Ended
          June 30, 1996 and 1995

          Notes to Consolidated Condensed Financial              7
          Statements

          Item 2.  Management's Discussion and Analysis       8-11
                   of Financial Condition and Results
                   of Operations



PART II.  Other Information

          Item 1.  Legal Proceedings                            12

          Item 2.  Changes in Securities                        12

          Item 3.  Default Upon Senior Securities               12

          Item 4.  Submission of Matters to a Vote of           12
                   Security Holders

          Item 5.  Other Information                            13

          Item 6.  Exhibits and Reports on Form 8-K             13

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)


                                     June 30,      June 30,    March 31,
                                       1996          1995        1996
                                   (unaudited)   (unaudited)    (note)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents          $    890     $    944     $    777
  Accounts receivable, less
  allowance for losses of $570,
  $477 and $570, respectively          16,378       14,113       16,975
  Refundable income taxes                  --          380           11
  Inventories: Finished goods          58,445       66,832       78,922
               Manufacturing supplies   8,023        7,708        6,482
  Prepaid expenses                      1,251        1,424        1,406
  Property held for disposition         9,500           --        9,500
                                    ----------    ---------     --------
    Total Current Assets               94,487       91,401      114,073


OTHER ASSETS                            4,428        4,689        4,147


PROPERTY, PLANT & EQUIPMENT, at cost   91,656      110,284       91,142
  Less accumulated depreciation        35,087       40,879       33,641
                                    ----------    ---------    --------
                                       56,569       69,405       57,501
                                    ----------    ---------    --------

TOTAL ASSETS                         $155,484     $165,495     $175,721
                                    ==========    =========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1996 has been condensed from the audited financial statements at that date.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)


                                    June 30,      June 30,     March 31,
                                     1996          1995          1996
                                  (unaudited)   (unaudited)     (note)

LIABILITIES & STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
   Notes payable                    $13,996      $ 2,817      $ 19,887
   Accounts payable                  14,559       18,099        21,365
   Current maturities on long-
     term debt                       15,150        2,536        15,150
   Other current liabilities          5,934        4,671         9,253
                                    --------     --------     ---------
      Total Current Liabilities      49,639       28,123        65,655


LONG-TERM DEBT, less current
     maturities                      77,230       78,441        77,230


OTHER LIABILITIES                     3,210        4,319         3,269


STOCKHOLDERS' EQUITY:
   Capital stock                        572          572           572
   Additional paid-in capital        43,628       43,683        43,683
   Retained earnings                (18,334)      10,975       (14,070)
   Treasury stock at cost              (461)        (618)         (618)
                                   ---------    ---------     ---------
      Total Stockholder's Equity     25,405       54,612        29,567
                                   ---------    ---------     ---------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY         $155,484     $165,495      $175,721
                                   =========    =========     =========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1996 has been condensed from the audited financial statements at that date.

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                     Three Months Ended
                                                          June 30,
                                                      1996        1995
REVENUES:

   Net Sales                                       $ 42,342    $ 40,700
   Other                                                 35          59
                                                   ---------   ---------
      Total Revenues                                 42,377      40,759


COST AND EXPENSES:

   Cost of products sold                             37,200      35,494
   Selling, general & administrative expenses         6,333       6,650
   Nonrecurring charge                                  433          --
   Interest                                           2,675       2,391
                                                   ---------   ---------
      Total Cost and Expenses                        46,641      44,535


LOSS BEFORE INCOME TAX                               (4,264)     (3,776)

INCOME TAXES                                             --          --
                                                   ---------   ---------

NET LOSS                                           $ (4,264)   $ (3,776)
                                                   =========   =========

NET LOSS PER COMMON SHARE                            $ (.38)      $(.33)
                                                     =======      ======

WEIGHTED AVERAGE SHARES OUTSTANDING               11,332,303  11,325,652
                                                  ==========  ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                    1996          1995

Net cash provided by operating activities         $ 7,262       $19,733
                                                  --------      --------

Cash flows from investing activities:
  Purchases of property, plant and equipment         (521)       (2,903)
  Increase in other assets - net                     (110)         (543)
                                                  --------       -------

Net cash used in investing activities                (631)       (3,446)
                                                  --------       -------
Cash flows from financing activities:
  Change in short-term debt - net                  (5,891)      (16,474)
  Payments of long-term debt                           --           (56)
  Payment of deferred debt issuance costs            (729)           --
  Capital stock transactions - net                    102            10
                                                  --------      --------

Net cash used in financing activities              (6,518)      (16,520)
                                                  --------      --------

Net increase (decrease) in cash and
  cash equivalents                                    113          (233)
Cash and cash equivalents at beginning
  of period                                           777         1,177
                                                  --------      --------

Cash and cash equivalents at end of period        $   890       $   944
                                                  ========      ========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of June 30, 1996 and 1995, and March 31, 1996, the consolidated condensed statements of operations for the three month periods ended June 30, 1996 and 1995, and the consolidated condensed statements of cash flow for the three month periods then ended.

The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements of the Company's Form 10-K for the year ended March 31, 1996.


2. Supplemental cash flow disclosures: Cash payments for interest were $2,561,000 and $2,080,000 for the three months ended June 30, 1996 and 1995, respectively. Net payments of income taxes were $27,000 for the three months ended June 30, 1996. The Company recorded a non-cash charge of $433,000 related to the write-off of deferred debt cost associated with the replacement of the Company's revolving credit facility on May 21, 1996.


3. A nonrecurring charge of $12,500,000 was recognized in the fourth quarter of fiscal 1996 as discussed in the Company's Annual Report on Form 10-K. The Company utilized reserves of $3,302,000, leaving a balance of $8,254,000 at June 30, 1996. Reserves were utilized in connection with the sale of inventory, severance payments and other miscellaneous costs.

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


General

The Company's financial performance and growth are directly related to certain characteristics and trends in the vegetable processing industry. The United States vegetable processing industry is a mature industry, with a relatively modest growth. Therefore, any significant sales growth that may be experienced by the Company likely would come at the expense of the loss of market share by another processor, but also may occur through efforts designed to promote increased consumption, such as through the introduction of new or improved products or through increased sales internationally.

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

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1996 Compared to Three Months Ended
June 30, 1995


Net Sales

Net sales increased $1.6 million, or 3.9%, to $42.3 million for the quarter ended June 30, 1996 compared to $40.7 million for the quarter ended June 30, 1995. The increase in sales was due primarily to a $3.9 million increase in frozen sales as a result of the liquidation of frozen inventory in conjunction with the Company's exit from the frozen business. The remaining frozen inventory of approximately $17 million at June 30, 1996 is scheduled to be sold during the second and third quarters of fiscal 1997.

Total canned vegetable sales decreased $2.3 million, or 6.9%, to $31.0 million for the quarter ended June 30, 1996 compared to $33.3 million for the quarter ended June 30, 1995. The decrease in total canned vegetable sales was primarily the result of a $3.7 million decrease in sales volume offset in part by a $1.4 million increase in average selling prices. The decline in sales volume was caused primarily by lower available inventory due to poorer growing and harvesting conditions last summer. Also contributing to the lower first quarter canned sales volume and improved selling prices were the Company's actions to increase prices in certain markets and exit others to improve operating results.


Cost of Products Sold

Cost of products sold increased $1.7 million, or 4.8%, to $37.2 million for the quarter ended June 30, 1996 compared to $35.5 million for the quarter ended June 30, 1995. The increase in cost of goods sold was due primarily to higher frozen sales volume. Cost of products sold as a percent of sales was 87.9% for the quarter ended June 30, 1996 compared to 87.2% for the quarter ended June 30, 1995. The increase of 0.7% in cost of products sold as a percent of sales is due primarily to the decline in selling prices associated with the liquidation of the frozen business inventory.


Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.4 million to $6.3 million for the quarter ended June 30, 1996 compared to $6.7 million for the quarter ended June 30, 1995. This decrease is primarily the result of cost reduction initiatives taken in fiscal 1996.


Interest Expense

Interest expense increased $0.3 million to $2.7 million for the quarter ended June 30, 1996 from $2.4 million for the quarter ended June 30, 1995 due to higher average borrowing levels.


Net Loss

Net loss for the quarter ended June 30, 1996 was $4.3 million compared to a net loss of $3.8 million for the quarter ended June 30, 1995. The larger net loss was due primarily to a nonrecurring charge of $0.4 million related to the write-off of deferred debt issuance costs associated with the replacement of the Company's revolving credit facility on May 21, 1996.

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


Cash Flows from Operating Activities

Cash flow provided from operations during the three months ended
June 30, 1996 totaled $7.3 million. Of the total cash provided, changes in operating assets and liabilities provided cash of $9.5 million, primarily due to decreases in inventory of $18.9 million partially offset by decreases in accounts payable and other current liabilities of $6.8 million and $3.3 million, respectively. The decrease in inventory levels and associated reduction in accounts payable reflects the seasonal reduction in inventories prior to the current year growing and harvesting season and the liquidation of frozen inventory in conjunction with the Company's previously announced exit from the frozen business. The decrease in other liabilities relates to decreases in reserves established in connection with the Company's decision to exit the frozen business as severance costs and selling expenses were paid as well as decreases in accrued compensation and withholding amounts associated with the frozen business.


Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended June 30, 1996 was $0.6 million. Purchase of property, plant and equipment was $0.5 million during the three months ended June 30, 1996.


Cash Flows from Financing Activities

Cash used in financing activities during the three months ended June 30, 1996 totaled $6.5 million, and represents primarily decreases in revolving credit obligations through the use of cash flow generated from the reduction in inventories. At June 30, 1996 the Company had $47.0 million of borrowings under its revolving credit facility, of which $33.0 million was classified as long term and $14.0 million was classified as short term.

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

On March 31, 1996, the United States District Court issued a decision dismissing the consolidated lawsuit. The plaintiff has filed a motion to alter or amend the judgment of dismissal which is pending a decision. The Company has opposed this motion and believes that the dismissal was proper.

In addition to the above cases, the Company also is involved in various other legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.


Item 2.   Changes in Securities

None


Item 3.   Defaults Upon Senior Securities

The Company was not in compliance with certain financial covenants of its senior note agreements. As discussed in the Company's Annual Report on Form 10-K, the note agreements were amended and prior covenant violations waived on July 25, 1996.


Item 4.   Submission of Matters to a vote of Security Holders

None


Item 5.   Other Information

None


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 27.1  -    Financial Data Schedule

    Exhibit 99.1  -    Loan and Security Agreement by and among
                       Congress Financial Corporation, as lender, and Stokely USA, Inc. dated May 21, 1996 with respect to a $70,000,000 Credit Facility.

    Exhibit 99.2  -    Amended and Restated Note Agreement dated
                       July 25, 1996 regarding $20,000,000 Original
                       Principal Amount of 9.74% Senior Notes due
                       January 15, 2000.

    Exhibit 99.3  -    Series A Warrant to purchase shares of Common
                       Stock by State of Wisconsin Investment Board.

    Exhibit 99.4  -    Series B Warrant to purchase shares of Common
                       Stock by State of Wisconsin Investment Board.

    Exhibit 99.5  -    Amended and Restated Note Agreement dated
                       July 25, 1996 regarding $25,000,000 Original
                       Principal Amount of 9.37% Senior Notes due
                       January 15, 2000.

    Exhibit 99.6  -    Series A Warrant to purchase shares of Common
                       Stock.

    Exhibit 99.7  -    Series B Warrant to purchase shares of Common
                       Stock.


(b)  Reports on Form 8-K:

    The Company filed a report on Form 8-K dated    May 23, 1996
    regarding its fiscal 1996 financial results, issues relating to its long-term senior credit agreements and a new revolving credit facility.

                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           STOKELY USA, INC.
                           Registrant


Date   August 13, 1996          /s/ Stephen W. Theobald
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date   August 13, 1996          /s/ Leslie J. Wilson
                           Leslie J. Wilson
                           Vice President - Finance
                           (Principal Financial Officer)

                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           STOKELY USA, INC.
                           Registrant


Date   August 13, 1996
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date   August 13, 1996
                           Leslie J. Wilson
                           Vice President - Finance
                           (Principal Financial Officer)

Exhibit 27.1


Period Type                     3 Months
Period Year End                 March 31, 1997
Period End                      June 30, 1996
Cash                                890
Securities                            0
Receivables                      16,948
Allowances                          570
Inventory                        66,468
Current Assets                   94,487
PP&E                             91,656
Depreciation                     35,087
Total Assets                    155,484
Current Liabilities              49,639
Bonds                            77,230
Common                              572
Preferred Mandatory                   0
Preferred                             0
Other Stockholders Equity        24,833
Total Liability and Equity      155,484
Sales                            42,342
Total Revenues                   42,377
Cost of Goods Sold               37,200
Total Costs                      37,200
Other Expenses                      433
Loss Provision                        0
Interest Expense                  2,675
Income Pretax                    (4,264)
Income Tax Expense                    0
Incoming Continuing Operations   (4,264)
Discontinued Operation                0
Extraordinary Items                   0
Changes                               0
Net Income                       (4,264)
EPS - Primary                     (0.38)
EPS - Diluted                     (0.38)