Form 10-Q
period 1996-09-30
STOKELY USA INC
filed 1996-11-14
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1996    Commission File Number 0-13943
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


                           Yes   X       No
                               ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Class                                Outstanding at November 13, 1996
------------------------             --------------------------------
Common Stock,                        11,357,472 Shares
$.05 par value per share




                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -
          September 30, 1996, September 30, 1995
          and March 31, 1996                                   3-4

          Consolidated Condensed Statements of
          Operations - Three and Six Months Ended
          September 30, 1996 and 1995                          5-6

          Consolidated Condensed Statements of
          Cash Flows - Six Months Ended
          September 30, 1996 and 1995                            7

          Notes to Consolidated Condensed Financial
          Statements                                           8-9

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                             10-15



PART II.  Other Information

          Item 1.  Legal Proceedings                            16

          Item 2.  Changes in Securities                        16

          Item 3.  Default Upon Senior Securities               16

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                             17

          Item 5.  Other Information                            17

          Item 6.  Exhibits and Reports on Form 8-K             17







                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                 September 30,  September 30,  March 31,
                                     1996           1995         1996
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents           $ 1,880     $    683     $    777
  Accounts receivable, less
    allowance for losses of $558,
    $507 and $570, respectively        16,078       24,790       16,975
  Refundable income taxes                              380           11
  Inventories: Finished goods         105,846      133,565       78,922
               Manufacturing supplies   3,933        6,361        6,482
  Prepaid expenses                      1,434        1,473        1,406
  Property held for disposition         5,025                     9,500
                                     --------     --------     --------
    Total Current Assets              134,196      167,252      114,073


OTHER ASSETS:
  Property held for disposition         1,500                       993
  Other assets                          2,001        3,810        3,154
                                     --------     --------     --------
    Total Other Assets                  3,501        3,810        4,147


PROPERTY, PLANT & EQUIPMENT, at cost   71,018      113,381       91,142
  Less accumulated depreciation        30,723       43,020       33,641
                                     --------     --------     --------
                                       40,295       70,361       57,501
                                     --------     --------     --------

TOTAL ASSETS                         $177,992     $241,423     $175,721
                                     ========     ========    =========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1996 has been condensed from the audited financial statements at that date.





                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)


                                 September 30,  September 30,  March 31,
                                     1996           1995         1996
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES:
  Notes payable                     $ 19,541      $ 39,553     $ 19,887
  Accounts payable                    52,941        59,547       21,365
  Current maturities on long-
    term debt                          9,650         2,086       15,150
  Other current liabilities            5,776         6,869        9,253
                                    ---------     ---------    ---------
                                      87,908       108,055       65,655
  Additional long-term debt
    classified as current             19,245
                                    ---------     ---------    ---------
     Total Current Liabilities       107,153       108,055       65,655


LONG-TERM DEBT, less current
    maturities                        55,951        78,025       77,230


OTHER LIABILITIES                      4,349         4,371        3,269


STOCKHOLDERS' EQUITY:
  Capital stock                          572           572          572
  Additional paid-in capital          43,596        43,683       43,683
  Retained earnings                  (33,245)        7,335      (14,070)
  Cumulative translation adjustments      (4)
  Treasury stock at cost                (380)         (618)        (618)
                                    ---------     ---------    ---------
    Total Stockholders' Equity        10,539        50,972       29,567
                                    ---------     ---------    ---------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            $177,992      $241,423     $175,721
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
                               (unaudited)



                                                     Three Months Ended
                                                        September 30,
                                                     1996         1995
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 51,630     $ 51,294
   Other                                                27           45
                                                   --------     --------
      Total Revenues                                51,657       51,339


COST AND EXPENSES:
------------------

   Cost of products sold                            42,845       43,415
   Selling, general & administrative expenses        8,091        9,421
   Nonrecurring charges                             13,096
   Interest                                          2,537        2,143
                                                   --------     --------
      Total Cost and Expenses                       66,569       54,979


LOSS BEFORE INCOME TAX                             (14,912)      (3,640)

INCOME TAXES
                                                   --------     --------

NET LOSS                                          $(14,912)     $(3,640)
                                                  =========     ========

NET LOSS PER COMMON SHARE                           $(1.31)       $(.32)
                                                    =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,363,989   11,326,441
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
                               (unaudited)



                                                      Six Months Ended
                                                       September 30,
                                                     1996         1995
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 93,973     $ 91,994
   Other                                                62          104
                                                   -------      -------
      Total Revenues                                94,035       92,098


COST AND EXPENSES:
------------------

   Cost of products sold                            80,011       78,909
   Selling, general & administrative expenses       14,460       16,071
   Nonrecurring charges                             13,529
   Interest                                          5,210        4,534
                                                   -------      -------
      Total Cost and Expenses                      113,210       99,514


LOSS BEFORE INCOME TAX                             (19,175)      (7,416)

INCOME TAXES
                                                   --------     --------

NET LOSS                                          $(19,175)     $(7,416)
                                                  =========     ========

NET LOSS PER COMMON SHARE                           $(1.69)       $(.65)
                                                    =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,348,233   11,326,048
                                                 ==========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).








                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
                         (Dollars in thousands)
                               (Unaudited)


                                                    Six Months Ended
                                                      September 30,
                                                   1996         1995
                                                   ----         ----

Net cash from (used in) operating activities    $  1,322     $(14,011)
                                                ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (1,047)      (6,000)
  Proceeds from disposal of property, plant
    and equipment                                  9,215          772
  Decrease (increase) in other assets - net          394         (605)
                                                ---------    ---------
Net cash provided by (used in) investing
    activities                                     8,562       (5,833)
                                                ---------    ---------
Cash flows from financing activities:
  Change in notes payable - net                    2,154       20,262
  Payments of long-term debt                     (10,034)        (922)
  Payment of deferred debt issuance costs         (1,052)
  Capital stock transactions - net                   151           10
                                                ---------    ---------
Net cash (used in) provided by financing
    activities                                    (8,781)      19,350
                                                ---------    ---------

Net (increase) decrease in cash and cash
    equivalents                                    1,103         (494)

Cash and cash equivalents at beginning
    of period                                        777        1,177
                                                ---------    ---------

Cash and cash equivalents at end of period      $  1,880      $   683
                                                =========    =========



See accompanying notes to consolidated condensed financial statements
(unaudited).








                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of September 30, 1996 and 1995, and March 31, 1996, the consolidated condensed statements of operations for the three and six month periods ended September 30, 1996 and 1995, and the consolidated condensed statements of cash flow for the six month periods then ended.

The results of operations for the three and six months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements of the Company's Form 10-K for the year ended March 31, 1996.


2. Supplemental cash flow disclosures: Cash payments for interest were $5,236,000 and $4,019,000 for the six months ended September 30, 1996 and 1995, respectively. Net payments of income taxes were $28,000 for the six months ended September 30, 1996.


3. A nonrecurring charge of $13,529,000 was recognized during the first six months of fiscal 1997 of which $13,096,000 was recorded during the second quarter. The nonrecurring charge relates to the restructuring of the Company's core canned vegetable business and the write-off of deferred debt costs associated with the replacement of the Company's revolving credit facility on May 21, 1996 and the amendments made to the senior note agreements on July 25, 1996. The nonrecurring charge includes a writedown of property, plant and equipment at two plants which will be closed and one plant which will be downsized. The nonrecurring charge includes a writedown for the loss on the sale of the Company's headquarters building which is expected to be completed during the fourth quarter of fiscal 1997 at which time the Company will relocate its corporate headquarters to a new leased facility. The nonrecurring charge also includes provisions for severance costs, a writedown of certain discontinued inventory items to their estimated net realizable values and the writedown of certain intangible assets.







An analysis of the 1997 nonrecurring charge is as follows (in thousands):

     Property, plant and equipment writedowns                $9,550
     Write-off of deferred debt issuance costs                  829
     Severance costs                                          1,250
     Inventory writedowns                                       600
     Write-off of intangible assets                             640
     Other costs                                                660
                                                            -------
                                                            $13,529
                                                            =======

Approximately $11,779,000 of the nonrecurring charge are non-cash charges. Severance costs pertain to approximately 50 personnel. The write-off of intangible assets pertains mainly to certain trademarks which will no longer be actively marketed.

As a result of the nonrecurring charge recorded by the Company during the quarter ended September 30, 1996, the Company is in violation of certain financial and other covenants in most of its Industrial Development Revenue Bonds and is currently working to amend these covenants. These Industrial Development Revenue Bonds have been classified as "Additional long-term debt classified as current" on the September 30, 1996 balance sheet.


4. A nonrecurring charge of $12,500,000 was recognized in the fourth quarter of fiscal 1996 as discussed in the Company's Annual Report on Form 10-K. The Company utilized reserves of $5,618,000 and $8,920,000 for the three and six month periods ended September 30, 1996, respectively, leaving a balance of $2,636,000 at September 30, 1996. Reserves were utilized in connection with the sale of inventory, severance payments and other miscellaneous costs.

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995


Net Sales

Net sales increased $.3 million, or .6%, to $51.6 million for the quarter ended September 30, 1996 compared to $51.3 million for the quarter ended September 30, 1995. The increase in sales was due to a $4.6 million increase in frozen sales as a result of the liquidation of frozen inventory in conjunction with the Company's exit from the frozen business. The remaining frozen inventory of approximately $5.5 million at September 30, 1996 is scheduled to be sold during the third quarter of fiscal 1997.

Total canned vegetable sales decreased $4.3 million, or 9.5%, to $41.0 million for the quarter ended September 30, 1996 compared to $45.3 million for the quarter ended September 30, 1995. The decrease in total canned vegetable sales was the result of an $8.3 million decrease in sales volume offset in part by a $4.0 million increase in average selling prices. The increase in average selling prices is the result of improved market pricing within the food processing industry. The decline in sales volume was caused primarily by lower available inventory caused by weather related delays in this summer's production. Also contributing to the lower canned sales volume and improved average selling prices were the Company's actions to increase prices in certain markets and exit others to improve operating results.


Cost of Products Sold

Cost of products sold decreased $.6 million, or 1.4%, to $42.8 million for the quarter ended September 30, 1996 compared to $43.4 million for the quarter ended September 30, 1995. The decrease in cost of goods sold was due primarily to lower sales volume. Cost of products sold as a percent of sales was 82.9% for the quarter ended September 30, 1996 compared to 84.6% for the quarter ended September 30, 1995. The decrease of 1.7% in cost of products sold as a percent of sales is due primarily to the improved average selling prices for canned vegetable sales.


Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1.3 million to $8.1 million for the quarter ended September 30, 1996 compared to $9.4 million for the quarter ended September 30, 1995. This decrease is primarily the result of reduced selling expenses associated with the decrease in canned vegetable sales and cost reduction initiatives taken in fiscal 1996.

Nonrecurring Charge

On September 10, 1996 the Company announced a major restructuring of its core canned vegetable business. This action was designed to substantially improve operating margins in the Company's core canned vegetable business in order to achieve consistently profitable operating results. The margin improvement initiatives will be implemented through a combination of customer value analysis, production consolidation and related reductions in general and administrative areas. Five of the Company's nine processing facilities will be affected by the consolidation moves with two being closed, two expanded and one down-sized. The consolidation moves will increase efficiency while new state-of-the-art equipment in the expanded facilities will further enhance product quality.

The Company recorded a nonrecurring charge of $13.1 million in the quarter ended September 30, 1996 in connection with this restructuring. See Note 3 of Notes to Consolidated Financial Statements.


Interest Expense

Interest expense increased $0.4 million to $2.5 million for the quarter ended September 30, 1996 from $2.1 million for the quarter ended
September 30, 1995 due to higher average borrowing levels and higher interest rates on the Company's senior notes.


Net Loss

The net loss for the quarter ended September 30, 1996 was $14.9 million compared to a net loss of $3.6 million for the quarter ended
September 30, 1995. The larger net loss was due to the nonrecurring charge of $13.1 million. Excluding the nonrecurring charge, results for the quarter ended September 30, 1996 improved $1.8 million compared to the quarter ended September 30, 1995 due primarily to improved selling prices for canned vegetable sales.

RESULTS OF OPERATIONS:

Six Months Ended September 30, 1996 Compared to Six Months Ended
September 30, 1995


Net Sales

Net sales increased $2.0 million, or 2.2%, to $94.0 million for the six months ended September 30, 1996 compared to $92.0 million for the six months ended September 30, 1995. The increase in sales was due to a $8.5 million increase in frozen sales as a result of the liquidation of frozen inventory in conjunction with the Company's exit from the frozen business. The remaining frozen inventory of approximately $5.5 million at September 30, 1996 is scheduled to be sold during the third quarter of fiscal 1997.

Total canned vegetable sales decreased $6.5 million, or 8.3%, to $72.1 million for the six months ended September 30, 1996 compared to $78.6 million for the six months ended September 30, 1995. The decrease in total canned vegetable sales was the result of a $11.9 million decrease in sales volume, offset in part by a $5.4 million increase in average selling prices. The increase in average selling prices is the result of improved market pricing within the food processing industry. The decline in sales volume was caused primarily by lower available inventory caused by weather related delays in this summer's production. Also contributing to the lower canned sales volume and improved average selling prices were the Company's actions to increase prices in certain markets and exit others to improve operating results.


Cost of Products Sold

Cost of products sold increased $1.1 million, or 1.4%, to $80.0 million for the six months ended September 30, 1996 from $78.9 million for the six months ended September 30, 1995. The increase in cost of goods sold was due primarily to higher frozen sales volume. Cost of products sold as a percent of sales decreased to 85.1% for the six months ended September 30, 1996 compared to 85.8% for the six months ended
September 30, 1995. The decrease of .7% in cost of products sold as a percent of sales is due primarily to the improvement in average selling prices associated with canned vegetable sales.


Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1.6 million to $14.5 million for the six months ended September 30, 1996 from $16.1 million for the six months ended September 30, 1995. This decrease is primarily the result of reduced selling expenses associated with the decrease in canned vegetable sales and cost reduction initiatives taken in fiscal 1996.

Nonrecurring Charge

On September 10, 1996 the Company announced a major restructuring of its core canned vegetable business. This action was designed to substantially improve operating margins in the Company's core canned vegetable business in order to achieve consistently profitable operating results. The margin improvement initiatives will be implemented through a combination of customer value analysis, production consolidation and related reductions in general and administrative areas. Five of the Company's nine processing facilities will be affected by the consolidation moves with two being closed, two expanded and one down-sized. The consolidation moves will increase efficiency while new state-of-the-art equipment in the expanded facilities will further enhance product quality.

The Company recorded a nonrecurring charge of $13.1 million in the quarter ended September 30, 1996 in connection with this restructuring. See Note 3 of Notes to Consolidated Financial Statements.


Interest Expense

Interest expense increased $.7 million to $5.2 million for the six months ended September 30, 1996 from $4.5 million for the six months ended September 30, 1995 due to higher average borrowing levels and higher interest rates on the Company's senior notes.


Net Loss

The net loss for the six months ended September 30, 1996 was $19.2 million compared to a net loss of $7.4 million for the six months ended September 30, 1995. The larger net loss was due to the nonrecurring charge of $13.5 million. Excluding the nonrecurring charge, results for the six months ended September 30, 1996 improved $1.7 million compared to the six months ended September 30, 1995 due primarily to improved selling prices for canned vegetable sales.



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

Cash Flows from Operating Activities

Cash flow provided from operations during the six months ended
September 30, 1996 totaled $1.3 million. Of the total cash provided, changes in operating assets and liabilities provided cash of $5.7 million, primarily due to increases in accounts payable of $31.6 million partially offset by increases in inventories of $24.4 million. The increases in accounts payable and inventories reflect the seasonal increases resulting from the current year growing and harvesting season.


Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended September 30, 1996 was $8.6 million. The sale of assets formerly used in the frozen business provided proceeds of $9.2 million. Purchases of property, plant and equipment totalled $1.0 million during the six months ended September 30, 1996.


Cash Flows from Financing Activities

Cash used in financing activities during the six months ended
September 30, 1996 totaled $8.8 million, and represents primarily decreases in the Company's senior notes as proceeds from the sale of assets formerly used in the frozen business were applied to the senior notes. At September 30, 1996 the Company had $55.0 million of borrowings under its revolving credit facility, of which $35.5 million was classified as long term and $19.5 million was classified as short term. As a result of the nonrecurring charge recorded by the Company during the quarter ended September 30, 1996, the Company is in violation of certain financial and other covenants in most of its Industrial Development Revenue Bonds and is currently working to amend these covenants. These Industrial Development Revenue Bonds have been classified as "Additional long-term debt classified as current" on the September 30, 1996 balance sheet.

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

None


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on September 12, 1996 for the purpose of electing two directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board of Directors' solicitation. Both of the Company's nominees were elected, each receiving the vote indicated below:


Charles J. Carey
For                 9,038,561
Withheld                   811,118
Abstain                          0
Broker Non Vote                  0


Frank J. Pelisek
For                 9,549,762
Withheld                   299,917
Abstain                          0
Broker Non Vote                  0


The terms of office for directors Bradley, DeWees, Knox and Mount expire in 1997 and the terms of office for directors Britt, Fish and Theobald expire in 1998.


Item 5. Other Information

As a result of the nonrecurring charge recorded by the Company during the quarter ended September 30, 1996, the Company is in violation of certain financial and other covenants in most of its Industrial Development Revenue Bonds and is currently working to amend these covenants. As of the date of the filing of this Form 10-Q, however, the Company was not in default under the terms of the governing documents for the Industrial Development Revenue Bonds.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated July 25, 1996 regarding the completion of the sale of substantially all of the Company's frozen business assets.

    The Company filed a report on Form 8-K dated September 10, 1996 regarding an announcement to undertake a major restructuring of its core canned vegetable business.







                            STOKELY USA, INC.



                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                STOKELY USA, INC.
                                Registrant


Date   November 13, 1996        /s/ Stephen W. Theobald
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date   November 13, 1996        /s/ Leslie J. Wilson
                           Leslie J. Wilson
                           Vice President - Finance
                           (Principal Financial Officer)






























                            STOKELY USA, INC.



                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                STOKELY USA, INC.
                                Registrant


Date   November 13, 1996
                                Stephen W. Theobald
                                President and Chief Executive Officer


Date   November 13, 1996
                                Leslie J. Wilson
                                Vice President - Finance
                                (Principal Financial Officer)

 Exhibit 27.1


 Period Type         6 Months
 Period Year End                         March 31, 1997
 Period End                          September 30, 1996
 Cash                   1,880
 Securities                 0
 Receivables           17,336
 Allowances             1,258
 Inventory                                      109,779
 Current Assets                                 134,196
 PP&E                  71,018
 Depreciation          30,723
 Total Assets         177,992
 Current Liabilities                            107,153
 Bonds                 78,025
 Common                                             572
 Preferred Mandatory                                  0
 Preferred                                            0
 Other Stockholders Equity                        9,967
 Total Liability and Equity                     177,992
 Sales                 93,973
 Total Revenues                                  94,035
 Cost of Goods Sold                              80,011
 Total Costs           80,011
 Other Expenses                                  13,529
 Loss Provision                                       0
 Interest Expense       5,210
 Income Pretax                             (19,175)
 Income Tax Expense                                   0
 Incoming Continuing Operations         (19,175)
 Discontinued Operation                               0
 Extraordinary Items                                  0
 Changes                                              0
 Net Income                           (19,175)
 EPS - Primary                               (1.69)
 EPS - Diluted                               (1.69)