Form 10-Q
period 1996-12-31
STOKELY USA INC
filed 1997-02-14
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996    Commission File Number 0-13943
                  -----------------                           -------


                            STOKELY USA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           WISCONSIN                             39-0513230
----------------------------------  ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


1230 Corporate Center Drive, Oconomowoc, WI  53066
--------------------------------------------------
(Address of principal executive office)


Registrant's telephone number, including area code:  (414) 569-1800
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


                           Yes   X       No
                               ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Class                                Outstanding at February 13, 1997
------------------------             --------------------------------
Common Stock,                        11,372,570 Shares
$.05 par value per share




                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.
                                                             --------


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -
          December 31, 1996, December 31, 1995
          and March 31, 1996                                    3-4

          Consolidated Condensed Statements of
          Operations - Three and Nine Months Ended
          December 31, 1996 and 1995                            5-6

          Consolidated Condensed Statements of
          Cash Flows - Nine Months Ended
          December 31, 1996 and 1995                              7

          Notes to Consolidated Condensed Financial
          Statements                                            8-9

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                              10-15



PART II.  Other Information

          Item 1.  Legal Proceedings                             16

          Item 2.  Changes in Securities                         16

          Item 3.  Default Upon Senior Securities                16

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                              17

          Item 5.  Other Information                             17

          Item 6.  Exhibits and Reports on Form 8-K              17







                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                ---------------------------------------
                         (Dollars in thousands)


                                  December 31,   December 31,  March 31,
                                     1996           1995         1996
                                  (unaudited)    (unaudited)    (note)
                                  ------------   ------------  ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents           $ 1,430     $    747     $    777
  Accounts receivable, less
    allowance for losses of $508,
    $541 and $570, respectively        13,596       23,033       16,975
  Refundable income taxes                              289           11
  Inventories: Finished goods          86,721      112,340       78,922
               Manufacturing supplies   3,176        7,186        6,482
  Prepaid expenses                        825        2,520        1,406
  Property held for disposition         4,846                     9,500
                                     --------     --------     --------
    Total Current Assets              110,594      146,115      114,073


OTHER ASSETS:
  Property held for disposition         1,495                       993
  Other assets                          2,231        3,184        3,154
                                     --------     --------     --------
    Total Other Assets                  3,726        3,184        4,147


PROPERTY, PLANT & EQUIPMENT, at cost   71,987      114,073       91,142
  Less accumulated depreciation        32,070       45,114       33,641
                                     --------     --------     --------
                                       39,917       68,959       57,501
                                     --------     --------     --------

TOTAL ASSETS                         $154,237     $218,258     $175,721
                                     ========     ========    =========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1996 has been condensed from the audited financial statements at that date.





                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)


                                  December 31,   December 31,  March 31,
                                     1996           1995         1996
                                  (unaudited)    (unaudited)    (note)
                                  ------------   ------------  ---------

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Notes payable                     $ 19,533      $ 44,097     $ 19,887
  Accounts payable                    32,465        39,707       21,365
  Current maturities on long-
    term debt                          5,650         2,334       15,150
  Other current liabilities            2,975         4,595        9,253
                                    ---------     ---------    ---------
                                      60,623        90,733       65,655
  Additional long-term debt
    classified as current             23,245
                                    ---------     ---------    ---------
     Total Current Liabilities        83,868        90,733       65,655


LONG-TERM DEBT, less current
    maturities                        54,626        75,766       77,230


OTHER LIABILITIES                      4,525         4,362        3,269


STOCKHOLDERS' EQUITY:
  Capital stock                          572           572          572
  Additional paid-in capital          43,596        43,683       43,683
  Retained earnings                  (32,555)        3,760      (14,070)
  Cumulative translation adjustments     (15)
  Treasury stock at cost                (380)         (618)        (618)
                                    ---------     ---------    ---------
    Total Stockholders' Equity        11,218        47,397       29,567
                                    ---------     ---------    ---------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            $154,237      $218,258     $175,721
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
                               (unaudited)



                                                     Three Months Ended
                                                        December 31,
                                                     1996         1995
                                                     ----         ----
REVENUES:
---------

   Net Sales                                       $55,342      $65,463
   Other                                                13          118
                                                   --------     --------
      Total Revenues                                55,355       65,581


COST AND EXPENSES:
------------------

   Cost of products sold                            44,147       54,891
   Selling, general & administrative expenses        7,555       11,508
   Interest                                          2,963        2,756
                                                   --------     --------
      Total Cost and Expenses                       54,665       69,155


INCOME (LOSS) BEFORE INCOME TAX                        690       (3,574)

INCOME TAXES
                                                   --------     --------

NET INCOME (LOSS)                                  $   690      $(3,574)
                                                   ========     ========

NET INCOME (LOSS) PER COMMON SHARE                   $ .06        $(.32)
                                                     ======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,372,570   11,326,441
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
                               (unaudited)



                                                     Nine Months Ended
                                                        December 31,
                                                     1996         1995
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $149,315     $157,457
   Other                                                74          222
                                                   -------      -------
      Total Revenues                               149,389      157,679


COST AND EXPENSES:
------------------

   Cost of products sold                           124,157      133,800
   Selling, general & administrative expenses       22,014       27,579
   Nonrecurring charges                             13,529
   Interest                                          8,174        7,290
                                                   -------      -------
      Total Cost and Expenses                      167,874      168,669


LOSS BEFORE INCOME TAX                             (18,485)     (10,990)

INCOME TAXES
                                                   --------     --------

NET LOSS                                          $(18,485)    $(10,990)
                                                  =========    =========

NET LOSS PER COMMON SHARE                           $(1.63)       $(.97)
                                                    =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,356,375   11,326,180
                                                 ==========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).








                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
                         (Dollars in thousands)
                               (Unaudited)


                                                   Nine Months Ended
                                                      December 31,
                                                   1996         1995
                                                   ----         ----

Net cash from (used in) operating activities     $ 3,400     $(16,407)
                                                ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment       (2,023)      (6,692)
  Proceeds from disposal of property, plant
    and equipment                                  9,394        1,660
  (Increase) decrease in other assets - net           21         (112)
                                                ---------    ---------
Net cash provided by (used in) investing
    activities                                     7,392       (5,144)
                                                ---------    ---------
Cash flows from financing activities:
  Change in notes payable - net                    2,146       24,806
  Payments of long-term debt                     (11,359)      (2,933)
  Payment of deferred debt issuance costs         (1,077)        (762)
  Capital stock transactions - net                   151           10
                                                ---------    ---------
Net cash (used in) provided by financing
    activities                                   (10,139)      21,121
                                                ---------    ---------

Net increase (decrease) in cash and cash
    equivalents                                      653         (430)

Cash and cash equivalents at beginning
    of period                                        777        1,177
                                                ---------    ---------

Cash and cash equivalents at end of period      $  1,430      $   747
                                                =========    =========



See accompanying notes to consolidated condensed financial statements
(unaudited).








                   STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of December 31, 1996 and 1995, and March 31, 1996, the consolidated condensed statements of operations for the three and nine month periods ended December 31, 1996 and 1995, and the consolidated condensed statements of cash flow for the nine month periods then ended.

The results of operations for the three and nine months ended
December 31, 1996 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements of the Company's Form 10-K for the year ended March 31, 1996.


2. Supplemental cash flow disclosures: Cash payments for interest were $7,733,000 and $6,737,000 for the nine months ended December 31, 1996 and 1995, respectively. Net payments (refunds) of income taxes were $29,000 and $(91,000) for the nine months ended December 31, 1996 and 1995, respectively.


3. A nonrecurring charge of $13,529,000 was recognized during the first six months of fiscal 1997. The nonrecurring charge relates to the restructuring of the Company's core canned vegetable business and the write-off of deferred debt costs associated with the replacement of the Company's revolving credit facility on May 21, 1996 and the amendments made to the senior note agreements on July 25, 1996. The nonrecurring charge includes a writedown of property, plant and equipment at two plants which will be closed and two plants which will be downsized. The nonrecurring charge includes a writedown for the loss on the sale of the Company's headquarters building which was completed during the fourth quarter of fiscal 1997 at which time the Company relocated its corporate headquarters to a new leased facility. The nonrecurring charge also includes provisions for severance costs, a writedown of certain discontinued inventory items to their estimated net realizable values and the writedown of certain intangible assets.

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

The Company utilized reserves of $719,000 for the three months ended December 31, 1996 in connection with severance payments, costs incurred to sell equipment and other miscellaneous costs.

As a result of the nonrecurring charge recorded by the Company during the quarter ended September 30, 1996, the Company is in violation of certain financial and other covenants in most of its Industrial Development Revenue Bonds. These Industrial Development Revenue Bonds have been classified as "Additional long-term debt classified as current" on the December 31, 1996 balance sheet. The Company has obtained the required consents from the bondholders of all affected issues to amend the covenants such that the Company will be in compliance. The amendments are currently in the documentation process.


4. A nonrecurring charge of $12,500,000 was recognized in the fourth quarter of fiscal 1996 as discussed in the Company's Annual Report on Form 10-K. The Company utilized reserves of $2,636,000 and $11,556,000 for the three and nine month periods ended December 31, 1996, respectively. There were no significant reserve balances remaining nor future charges anticipated in connection with this nonrecurring charge as of December 31, 1996. Reserves were utilized in connection with the sale of inventory, severance payments and other miscellaneous costs.

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

RESULTS OF OPERATIONS:

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995


Net Sales

Net sales decreased $10.2 million, or 15.6%, to $55.3 million for the quarter ended December 31, 1996 compared to $65.5 million for the quarter ended December 31, 1995. The decrease in sales was due in part to a $6.3 million decrease in frozen sales as a result of the continued liquidation during the quarter ended December 31, 1996 of essentially all the remaining frozen inventory as the Company proceeded with its previously announced exit from the frozen vegetable business.

Total canned vegetable sales decreased $3.9 million, or 7.2%, to $50.4 million for the quarter ended December 31, 1996 compared to $54.3 million for the quarter ended December 31, 1995. The decrease in total canned vegetable sales was the result of an $6.4 million decrease in sales volume offset in part by a $2.5 million increase in average selling prices. The increase in average selling prices is the result of improved market pricing within the canned vegetable processing industry. The decrease in canned sales volume appears to be the result of lower trade promotion activity at the retail level and thus lower category consumption than experienced historically. Trade promotion activity did return to historical levels later in the third quarter. The decline in promotion activity is likely the result of trade concerns regarding lower available inventory and higher pricing caused by weather related delays in last summer's production.


Cost of Products Sold

Cost of products sold decreased $10.8 million, or 19.7%, to $44.1 million for the quarter ended December 31, 1996 compared to $54.9 million for the quarter ended December 31, 1995. The decrease in cost of products sold was due primarily to lower sales volume. Cost of products sold as a percent of sales was 79.8% for the quarter ended December 31, 1996 compared to 83.8% for the quarter ended December 31, 1995. The decrease of 4.0% in cost of products sold as a percent of sales is due primarily to the improved average selling prices for canned vegetable sales. Lower selling prices associated with the liquidation of the frozen vegetable inventory partially offset the improved average selling prices for canned vegetable sales.


Selling, General and Administrative Expense

Selling, general and administrative expense decreased $3.9 million to $7.6 million for the quarter ended December 31, 1996 compared to $11.5 million for the quarter ended December 31, 1995. This decrease is primarily the result of reduced selling expenses associated with the decrease in canned vegetable sales and cost reduction initiatives taken as part of the Company's restructurings in fiscal 1996 and fiscal 1997.

Interest Expense

Interest expense increased $0.2 million to $3.0 million for the quarter ended December 31, 1996 from $2.8 million for the quarter ended
December 31, 1995 due to slightly higher interest rates on the Company's revolving credit facility.


Net Income

Net income for the quarter ended December 31, 1996 was $.7 million compared to a net loss of $3.6 million for the quarter ended
December 31, 1995. Results for the quarter ended December 31, 1996 improved $4.3 million compared to the quarter ended December 31, 1995 due primarily to improved selling prices for canned vegetable sales and to a lesser extent, cost reduction initiatives taken as part of the Company's restructurings in fiscal 1996 and fiscal 1997.

As the Company continues to implement its restructuring initiatives, it will continue to be vulnerable to adverse changes in the processed vegetable markets. Selling prices for canned vegetable sales declined in the later part of the third quarter.
RESULTS OF OPERATIONS:

Nine Months Ended December 31, 1996 Compared to Nine Months Ended
December 31, 1995


Net Sales

Net sales decreased $8.2 million, or 5.2%, to $149.3 million for the nine months ended December 31, 1996 compared to $157.5 million for the nine months ended December 31, 1995. Frozen sales increased $2.2 million due to the liquidation of the majority of the frozen inventory prior to the quarter ended December 31, 1996 in conjunction with the Company's exit from the frozen vegetable business.

Total canned vegetable sales decreased $10.4 million, or 7.8%, to $122.5 million for the nine months ended December 31, 1996 compared to $132.9 million for the nine months ended December 31, 1995. The decrease in total canned vegetable sales was the result of a $18.2 million decrease in sales volume, offset in part by a $7.8 million increase in average selling prices. The increase in average selling prices is the result of improved market pricing within the canned vegetable processing industry. Prior to the Company's third quarter, the decline in sales volume was caused primarily by lower available inventory caused by weather related delays in last summer's production. In the quarter ended December 31, 1996 the decrease in canned sales volume appears to be the result of lower trade promotion activity at the retail level and thus lower category consumption than experienced historically. Trade promotion activity did return to historical levels later in the third quarter.
The decline in promotion activity is likely the result of concerns regarding lower available inventory and higher pricing caused by weather related delays in last summer's production. Also contributing to the lower canned sales volume and improved average selling prices were the Company's actions to increase prices in certain markets and exit others to improve operating results.


Cost of Products Sold

Cost of products sold decreased $9.6 million, or 7.2%, to $124.2 million for the nine months ended December 31, 1996 from $133.8 million for the nine months ended December 31, 1995. The decrease in cost of products sold was due primarily to lower sales volume. Cost of products sold as a percent of sales decreased to 83.2% for the nine months ended
December 31, 1996 compared to 85.0% for the nine months ended
December 31, 1995. The decrease of 1.8% in cost of products sold as a percent of sales is due primarily to the improvement in average selling prices associated with canned vegetable sales. Lower selling prices associated with the liquidation of the frozen vegetable inventory partially offset the improved selling prices for canned vegetable sales.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $5.6 million to $22.0 million for the nine months ended December 31, 1996 from $27.6 million for the nine months ended December 31, 1995. This decrease is primarily the result of reduced selling expenses associated with the decrease in canned vegetable sales and cost reduction initiatives taken as part of the Company's restructurings in fiscal 1996 and fiscal 1997.


Nonrecurring Charge

On September 10, 1996, the Company announced a major restructuring of its core canned vegetable business. This action was designed to substantially improve operating margins in the Company's core canned vegetable business in order to achieve consistently profitable operating results. The margin improvement initiatives will be implemented through a combination of customer value analysis, production consolidation and related reductions in general and administrative areas. Six of the Company's nine processing facilities will be affected by the consolidation moves with two being closed, two expanded and two down-sized. The consolidation moves will increase efficiency while new state-of-the-art equipment in the expanded facilities will further enhance product quality.

The Company recorded a nonrecurring charge of $13.5 million in the nine months ended December 31, 1996 in connection with this restructuring. See Note 3 of Notes to Consolidated Condensed Financial Statements.


Interest Expense

Interest expense increased $.9 million to $8.2 million for the nine months ended December 31, 1996 from $7.3 million for the nine months ended December 31, 1995 due to higher average borrowing levels and higher interest rates on the Company's senior notes.


Net Loss

The net loss for the nine months ended December 31, 1996 was $18.5 million compared to a net loss of $11.0 million for the nine months ended December 31, 1995. The larger net loss was due to the nonrecurring charge of $13.5 million. Excluding the nonrecurring charge, results for the nine months ended December 31, 1996 improved $6.0 million compared to the nine months ended December 31, 1995 due primarily to improved selling prices for canned vegetable sales and to a lesser extent, cost reduction initiatives taken as part of the Company's restructurings in fiscal 1996 and fiscal 1997.

As the Company continues to implement its restructuring initiatives, it will continue to be vulnerable to adverse changes in the processed vegetable markets. Selling prices for canned vegetables declined in the later part of the third quarter.

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


Cash Flows from Operating Activities

Cash flow provided from operations during the nine months ended
December 31, 1996 totaled $3.4 million. Of the total cash provided, changes in operating assets and liabilities provided cash of $5.5 million, primarily due to increases in accounts payable of $11.1 million partially offset by increases in inventories of $4.5 million. The increases in accounts payable and inventories reflect the seasonal increases resulting from the current year growing and harvesting season.


Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended December 31, 1996 was $7.4 million. The sale of assets formerly used in the frozen business provided proceeds of $9.4 million. Purchases of property, plant and equipment totalled $2.0 million during the nine months ended December 31, 1996.


Cash Flows from Financing Activities

Cash used in financing activities during the nine months ended
December 31, 1996 totaled $10.1 million, and represents primarily decreases in the Company's senior notes as proceeds from the sale of assets formerly used in the frozen business were applied to pay down the principal balance on these senior notes. At December 31, 1996, the Company had $55.0 million of borrowings under its revolving credit facility, of which $35.5 million was classified as long term and $19.5 million was classified as short term. As a result of the nonrecurring charge recorded by the Company during the quarter ended September 30, 1996, the Company is in violation of certain financial and other covenants in most of its Industrial Development Revenue Bonds. Accordingly, these Industrial Development Revenue Bonds have been classified as "Additional long-term debt classified as current" on the December 31, 1996 balance sheet. The Company has obtained the required consents from the bondholders of all affected issues to amend the covenants such that the Company will be in compliance. The amendments are currently in the documentation process.
                      PART II.   OTHER INFORMATION



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

None


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

As a result of the nonrecurring charge recorded by the Company during the quarter ended September 30, 1996, the Company is in violation of certain financial and other covenants in most of its Industrial Development Revenue Bonds. The Company has obtained the required consents from the bondholders of all affected issues to amend the covenants such that the Company will be in compliance. The amendments are currently in the documentation process. As of the date of the filing of this Form 10-Q, however, the Company was not in default under the terms of the governing documents for the Industrial Development Revenue Bonds.

In December 1996, Peter P. Caputa, who has been the Company's controller since January 1996, assumed additional responsibilities as the Company's Chief Financial Officer.


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




                                STOKELY USA, INC.
                                Registrant


Date  February 13, 1997         /s/ Stephen W. Theobald
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date  February 13, 1997         /s/ Peter P. Caputa
                           Peter P. Caputa
                           Vice President - Finance
                           (Principal Financial Officer)






























                            STOKELY USA, INC.



                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                STOKELY USA, INC.
                                Registrant


Date  February 13, 1997
                                Stephen W. Theobald
                                President and Chief Executive Officer


Date  February 13, 1997
                                Peter P. Caputa
                                Vice President - Finance
                                (Principal Financial Officer)

 Exhibit 27.1


 Period Type         9 Months
 Period Year End                         March 31, 1997
 Period End                           December 31, 1996
 Cash                   1,430
 Securities                 0
 Receivables           14,104
 Allowances               508
 Inventory                                       89,897
 Current Assets                                 110,594
 PP&E                  71,987
 Depreciation          32,070
 Total Assets         154,237
 Current Liabilities                             83,868
 Bonds                 54,626
 Common                                             572
 Preferred Mandatory                                  0
 Preferred                                            0
 Other Stockholders Equity                       10,646
 Total Liability and Equity                     154,237
 Sales                149,315
 Total Revenues                                 149,389
 Cost of Goods Sold                             124,157
 Total Costs          124,157
 Other Expenses                                  13,529
 Loss Provision                                       0
 Interest Expense       8,174
 Income Pretax                             (18,485)
 Income Tax Expense                                   0
 Incoming Continuing Operations         (18,485)
 Discontinued Operation                               0
 Extraordinary Items                                  0
 Changes                                              0
 Net Income                           (18,485)
 EPS - Primary                               (1.63)
 EPS - Diluted                               (1.63)