Form 10-K
period 1997-03-31
STOKELY USA INC
filed 1997-06-25
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               Commission File Number
March 31, 1997                          No. 0-13943


                             STOKELY USA, INC.
          (Exact name of registrant as specified in its charter)


          WISCONSIN                               39-0513230
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


            1230 Corporate Center Drive, Oconomowoc, WI  53066
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                            -----
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 1997: $9,964,904

                       Common Stock, $.05 par value


Number of shares of Common Stock, $.05 par value, outstanding as of June 16, 1997 - 11,388,462

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement to be dated July 14, 1997 (Part
III).

The discussion in this Form 10-K includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations, financial condition and business of Stokely. Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 17A of the Securities Act of 1933.
Stokely cautions readers that such "forward-looking statements," including without limitation, those relating to Stokely's future business prospects, revenues, working capital, liquidity, capital needs and interest costs, wherever they occur in this document or in other statements attributable to Stokely, are necessarily estimates reflecting the best judgment of Stokely's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Factors which could cause future results to differ from these expectations include the following: general economic conditions; vegetable processing industry conditions and price and volume fluctuations; competitive pressures and pricing pressures; inventory risks; supply-related risks; demand-related risks; third party lender actions; and results of Company-specific cost containment and profit enhancement initiatives. Additional factors are described in the Company's other reports filed with the Securities and Exchange Commission. The words "estimate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These "forward-looking statements" can be found at various places thoughout this document.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Stokely does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



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

Prior to February 1996, the Company also processed, marketed and sold frozen vegetables, primarily in bulk size quantities for the industrial market. In February 1996, the Company announced it was exiting the frozen vegetable processing business. Essentially all the assets associated with the frozen vegetable processing business were sold during fiscal 1997.

Industry Conditions and Price and Volume Fluctuations

The Company's financial performance and growth are related to conditions in the vegetable processing industry. The United States vegetable processing industry is a mature industry. The Company's net sales are a function of product availability and market pricing. In the vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the vegetable processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an over-supply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the over-supply. The Company typically has experienced lower margins during times of industry over-supply. There can be no assurance the Company's margins will improve in response to favorable market conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of industry conditions.


Seasonality and Quarterly Fluctuations

The Company's operations are affected by the growing cycle of the vegetables it processes. Most of the Company's production occurs during the second quarter of each fiscal year (due to the timing of crop production and climate conditions) and typically a majority of sales occur during the third and fourth quarters of each fiscal year (due to seasonal consumption patterns for its products). Accordingly, inventory levels are highest during the second and third quarters. Net sales generated during the third and fourth quarter of each fiscal year have a significant impact on the Company's results of operations. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.


The Vegetable Processing Industry

The United States vegetable processing industry is a mature industry. The vegetable processing industry is characterized by several large producers, but also includes a number of smaller independently owned producers. In general, the canned processing vegetable industry is mature and capital intensive, and, as such, there have been few entrants into the market in recent years. Over the past ten years, the Company believes the industry has been characterized by plant reduction and consolidation.

The pricing structure in the canned vegetable processing industry is dependent in part upon the supply of agricultural products and is subject to the variable nature of agricultural production. Selling prices of canned products usually are a direct result of industry product supply, which correlate to plantings, growing conditions, crop yields and inventories. A year of high supply generally results from two critical factors. First, inventory carryover levels provide processors with an indication of which markets might be short on product and, therefore, might hold the best promise for favorable price trends. Declining carryovers typically encourage processors to expand acreage devoted to a particular crop in anticipation of higher prices. Second, weather impacts total production through its influence on yield per acre. Favorable growing conditions typically boost yield per acre and, therefore, total production. Unfavorable growing conditions have the opposite effect. Weather impacts not only crop size, but also crop quality.

During fiscal 1994, market prices improved due to reduced plantings, unfavorable growing conditions and the consequential effects on supply and pricing. These favorable market price conditions continued during the first quarter of fiscal 1995, but industry prices declined the balance of fiscal 1995 in response to record production in the summer of 1994 and certain competitive market situations, including unanticipated individual pricing decisions by a few of the large processors in the industry.
Reduced planted acreage and unfavorable growing conditions in the summer of 1995 reduced industry production and improved market prices in the latter part of fiscal 1996, continuing into fiscal 1997. Unfavorable growing conditions in the spring and early summer of 1996 further improved market prices during the first three quarters of fiscal 1997. However, favorable growing conditions in the late summer and early fall resulted in downward pressure on industry pricing and margins during the fourth quarter of fiscal 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the industry conditions.


Restructuring Programs and Business Strategy

In response to the depressed market conditions that have persisted in the vegetable processing industry for most of the past five years, the Company has pursued a strategy that focuses on its core product lines and major channels of distribution. Since fiscal 1993, the Company has narrowed its product focus to product lines in which it has significant market share - corn, green beans, peas and root crops. Since fiscal 1992, the Company has placed significant emphasis on its presence in the private label channel of distribution. Private label has been the Company's primary distribution channel since it was established in 1920, and the Company currently holds a leading market share in this channel. The Company implemented three significant restructure programs which involved the closing of certain plants and the consolidation of other production at larger, more efficient facilities, eliminating certain low margin or unprofitable product lines, reducing operating overhead and lowering interest expense through debt reduction.

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

While these restructure measures resulted in substantial cost and expense reductions which contributed to the Company's improved fiscal 1994 and 1995 operating results compared to its fiscal 1993 results, the vegetable processing industry continued to experience depressed market conditions in fiscal 1995 and 1996, particularly in the frozen vegetable business.

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

During the second quarter of fiscal 1997, the Company announced a major restructuring of its core canned vegetable business. The action was designed to improve operating margins in the Company's core business. The margin improvement initiatives involve a combination of customer value analysis, production consolidation and related reductions in general and administrative areas. Six of the Company's nine processing facilities were affected by the consolidation moves, with two facilities being closed, two facilities downsized and two facilities expanded. The consolidation moves are intended to increase efficiency while installation of some of the latest automated inspection equipment in the expanded facilities should enhance product quality and lower product costs. The Company also sold its headquarters building and relocated its headquarters to a new leased facility during the fourth quarter of fiscal 1997. The total charge recorded by the Company in fiscal 1997 for the above actions and the write-off of certain deferred debt costs was $13.5 million. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a further discussion of the Company's restructuring charge and business strategy.


Financial Information about Product Groups

The Company cans and sells a variety of vegetables. Its principal products are corn, green beans, peas and root crops, including carrots, beets, mixed vegetables and potatoes. Other products processed and marketed by the Company include processed dry beans and pumpkin, supplemented by purchased items such as asparagus and sauerkraut, which are packed for Stokely by others under co-pack arrangements. Prior to February 1996, the Company processed and sold frozen vegetables. In February 1996, the Company announced that it was exiting the frozen vegetable business and sold essentially all the remaining inventory by the end of the third quarter of fiscal 1997. The following table shows, for each of the last three fiscal years, the amount and percentage of net sales for each of the Company's principal product groups.



                                              Fiscal Year Ended March 31,
                                   1997                 1996                   1995
                              Net                   Net                    Net
                             Sales     Percent     Sales    Percent       Sales    Percent

                                               (Dollars in thousands)
Canned Vegetables:
  Corn                $ 64,800     35.0%  $ 64,200   31.1%  $ 67,500     29.2%
  Green beans           30,800     16.7     36,000   17.5     40,000     17.3
  Peas                  20,400     11.0     22,600   11.0     20,500      8.9
  Root crops            17,900      9.7     17,000    8.2     13,800      6.0
  Other                 24,000     13.0     28,400   13.8     33,300     14.3
 Total canned vegetables      157,900           85.4         168,200     81.6   175,100   75.7

Frozen Vegetables:
  Corn                  12,700      6.9     13,900    6.7     22,200      9.6
  Peas                   4,900      2.6      5,800    2.8     11,100      4.8
  Other                  9,400      5.1     18,400    8.9     23,000      9.9
 Total frozen vegetables27,000     14.6     38,100   18.4     56,300     24.3

Total canned and frozen
 vegetables           $184,900    100.0%  $206,300  100.0%  $231,400    100.0%



Description of Business

Canned Vegetables

The Company produces nine different canned vegetable products, each in numerous varieties, styles and quality grades, and utilizes seven different can sizes and three different glass jar sizes. Each vegetable product is produced and sold in three to seven quality grades, which are mainly defined by maturity of the raw product. The highest grades typically are used for premium private label products and Stokely's Gold brand label products. The lower grades typically are used by customers who emphasize price value. The Company uses a white-lined can for most of its brand products.

By supplying all major Midwest-type vegetables in all major can sizes and a variety of styles, mixtures and features, as well as supplying certain other vegetables purchased for resale as accommodation items, the Company is a "full-line" or "turn" supplier to its customers. "Turn" business refers to supplying a broad line of products to a retailer on a regular basis principally in single shipments, to support that retailer's everyday needs. "Turn" business typically is sold at higher prices than "promotion" business, which usually consists of a large quantity of various items.

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

CORN. Corn is the Company's leading product, as measured by both sales dollars and volume. The Company's canned corn consists of various varieties (super sweet, Gold'n White, Shoepeg White Corn and traditional) and styles (whole kernel, cream style, mixtures and no-salt versions). During fiscal 1997, approximately 66% of the Company's canned corn was sold to the private label industry, 18% was sold under the Company's brand labels and 16% was sold to the foodservice industry. The Company's corn for canned products was grown primarily in Wisconsin, Minnesota, Illinois and Iowa.

GREEN BEANS. Green beans are the Company's second highest volume product. The Company's canned green beans consist of various varieties (including Italian flat pod beans and European slender whole green beans) and styles (cut, french style and whole). During fiscal 1997, approximately 41% of the Company's canned green beans were sold to the private label industry, 43% were sold under the Company's brand labels and 16% were sold to the foodservice industry. The Company's green beans were grown primarily in Wisconsin and Michigan.

PEAS. The Company's canned peas consist of various varieties (early maturing, small berry, large berry and various mixtures) and styles, including no-salt versions. During fiscal 1997, approximately 57% of the Company's canned peas were sold to the private label industry, 24% were sold under the Company's brand labels and 19% were sold to the foodservice industry. The Company's peas were grown primarily in Wisconsin and Minnesota.

ROOT CROP VEGETABLES. The Company's root crop vegetables consist of carrots, beets, mixed vegetables and potatoes, all of which are grown primarily in Wisconsin. The Company occasionally will source root crop vegetables from various Southern states, to assure the Company has a continuous supply. The Company's root crop vegetable products consist of various varieties (based on count and mix) and styles (whole, sliced, crinkled slices and waffle slices). During fiscal 1997, approximately 52% of the Company's canned root crop vegetables were sold to the private label industry, 19% were sold under the Company's brand labels and 29% were sold to the foodservice industry.

OTHER VEGETABLES. The Company also sells various other vegetables, including pumpkin, processed dry beans (pinto, kidney, pork'n beans and garbanzo beans) and sauerkraut. During fiscal 1997, approximately 39% of the Company's other vegetables were sold to the private label industry, 13% were sold under the Company's brand labels and 48% were sold to the foodservice industry. Processed dry beans, such as canned kidney beans, pork'n beans, pinto beans and garbanzo beans, are processed year-round, and have a consumption pattern counter-seasonal to traditional Midwest items.

Frozen Vegetables

Most of the Company's frozen vegetable products were sold as part of the frozen sale agreement which closed in the second quarter of fiscal 1997. The Company also sold certain of its frozen vegetable products through the industrial channel of distribution in bulk quantities and to the private label industry, the foodservice industry and export markets that were packaged in individual boxes and polybags. The Company's vegetables for its frozen products, primarily corn and peas, were grown primarily in the state of Washington.


Customers, Marketing and Sales

General

The Company markets and sells its canned vegetable products under private labels and its brand labels for home use, and also to the foodservice industry, including restaurants, fast food chains, hospitals, schools and the military, and to industrial accounts. The Company is a leading processor of private label canned vegetables in the United States, and sells to many major supermarket chains and other food distributors who market the products under their own label. The Company also processes and markets its vegetable products under the Stokely's Finest, Stokely's Gold and other brand labels to grocery wholesalers, grocery chain stores and other retail channels of distribution. The Company's foodservice sales involve sales, generally in large containers, directly or through foodservice distributors, to purchasers of food products such as the United States government, fast food chains, restaurants and hospitals.

The Company emphasizes responsiveness to customer needs as a point of competitive differentiation, and the Company has invested in technology to support its Efficient Customer Response initiatives. For example, the Company has developed modular pallets that allow customers to avoid storage costs by "cross-docking" a pallet of mixed items directly to the retail outlet, allowing customers to avoid set-up labor costs when the product arrives at the retail location.

The following table shows the net sales and percentage of total net sales contributed by the Company's canned brand label, private label, and foodservice markets and frozen sales markets for each of the last three fiscal years.

                                           Fiscal Year Ended March 31,
                                  1997                  1996                   1995
                              Net                     Net                   Net
                            Sales      Percent      Sales   Percent       Sales    Percent
                                                (Dollars in thousands)
Private label <F1>    $ 85,500     46.3%  $ 80,300   38.9%  $ 77,600    33.6%
Brand label             36,300     19.6     49,300   23.9     53,300    23.0
Foodservice <F2>        36,100     19.5     38,600   18.7     44,200    19.1
Frozen                  27,000     14.6     38,100   18.5     56,300    24.3

Total                        $184,900          100.0%       $206,300   100.0%  $231,400  100.0%

<F1>  Of the Company's total private label sales shown above, export sales totalled $15.3 million, $16.3 million and $10.9 million for fiscal 1997, 1996 and 1995, respectively.

<F2>  Of the Company's total foodservice sales shown above, U.S. government sales totalled
      $5.4 million, $9.5 million and $8.2 million for fiscal 1997, 1996 and 1995, respectively.

For the fiscal year ended March 31, 1997, no single customer accounted for more than 6% of the Company's total sales.


Private Label Sales

The Company's private label sales involve sales to major supermarket chains and other food distributors who market the products under their own labels. The Company is a leading supplier of Midwest-type canned vegetables (such as corn, green beans, peas and root crops) to the grocery private label industry, with significant private label canned corn sales.

Private label sales are made through the Company's wholly-owned subsidiary, Oconomowoc Canning Company, Inc. The majority of private label sales are made through commissioned brokerage representatives, while the remaining sales are made direct to the customer. The Company's private label division's primary responsibilities include selling private label products, marketing the Company's service capabilities, ensuring customer satisfaction, managing inventories and gaining new customers and distribution.

Customers include major grocery wholesalers and chains. Customer and market development efforts focus primarily on helping customers lower costs of buying, receiving and merchandising canned vegetables through a combined "partnering" approach. For example, the Company's sales force meets with key customer representatives from various divisions within the customer's organization to develop a joint logistics plan. Development efforts also include increasing profitability by targeting higher price/quality-seeking customers in an attempt to benefit from the emerging upscale private label market.


Brand Label Sales

The Company's brand label division sells brand canned vegetables to grocery wholesalers and chains. The products include a complete line of Midwest-type vegetables sold under the Stokely's Finest brand name, and also include products sold under the premium Stokely's Gold brand and other regional labels.

The Company sells its brand label products through a broker network of independent food brokers who sell on a commission basis and provide local marketing and service support to their distributors. This broker network focuses upon gaining display, advertising and other retailer support, in addition to ensuring customer satisfaction and developing the customer base. Marketing efforts include primarily regional print media-delivered promotions in major markets, primarily coupon circulation and newspaper advertisements, in addition to strong emphasis on in-store point-of-sale promotions. Initiatives that help customers increase their category profitability include the Stokely's Gold program (with the principal advantage of higher margins for both the Company and its customers) and joint brand-private label shipping options (with the competitive selling point of higher inventory turns and lower average inventories for the customer). These initiatives are instrumental in maintaining shelf presence and customer support.


Foodservice Sales

Foodservice sales are made, generally in larger containers, directly to or through foodservice distributors, to purchasers of food products such as the United States government, fast food chains, restaurants and hospitals. Most foodservice sales are made through commissioned brokerage organizations.

The majority of the Company's canned foodservice sales are private label, primarily to large corporate distributors and large buying groups. Foodservice distributors then sell to restaurants, schools and hospitals. Contact with foodservice distributors also cultivates relationships with national chain restaurant accounts, a growing part of the Company's foodservice business. The Company has a strong position in corn, a growing position in canned pumpkin, and a growing position as a supplier to national chain restaurant accounts.


Frozen Sales

Historically, the Company's frozen sales principally involved sales to industrial customers that either blend, repack or use the vegetable products as an ingredient. National restaurant chains were another large customer in frozen sales. In February 1996, the Company announced that it was exiting the frozen vegetable business and would cease processing of frozen vegetables. Essentially all of the remaining frozen inventory was sold by the end of the third quarter in fiscal 1997.


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

The Company attempts to reduce the agricultural risk of unfavorable growing conditions by utilizing a higher proportion of irrigated acreage than its competitors. Contracted acreage is in close proximity to producing plants due to the perishable nature of the raw product. Processing generally is performed within several hours of harvest to assure the best possible product quality.

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

Cans are a major component in the final product cost for the Company's canned business, representing approximately one-third of total direct manufacturing cost. Cans are sourced principally from Ball Corporation and Crown Cork & Seal under supply agreements. The Company has not experienced difficulty in obtaining adequate supplies of cans for production.

Production and Distribution

At March 31, 1997, the Company operated seven canned vegetable processing plants. The Company closed its Merrill, Wisconsin and Wells, Minnesota plants in the fall of fiscal 1997 after completion of the pack as part of its restructuring efforts. The Company also ceased production of sauerkraut at its Poynette, Wisconsin plant and will no longer process corn at its Hoopeston, Illinois plant after fiscal 1997. The Company closed its three frozen processing plants in fiscal 1996.

Most of the Company's raw products must be processed within hours of harvesting to maintain desired product quality, so plants are located in close proximity to the Company's principal growing areas. Following harvesting, raw products are transported to the processing facility where they are sorted, sized, cut or trimmed, washed, inspected and then canned and cooked. In addition to visual inspection, the Company increasingly relies on electronic inspection machinery that recognizes and rejects any off-color or blemished product. The Company's high emphasis on quality assurance during the production process also includes the grading and inspection of raw products, inspection of incoming cans, sampling and laboratory testing of products during production and inspection of finished goods on a sample basis prior to shipment. Monitoring systems continuously record cooking times and temperatures so that each product is processed according to the precise method proven to yield consistent quality results and ensure maximum retention of flavor and texture. The Company employs quality control inspectors at each facility and food technologists supervised by a Director of Quality Management, whose primary responsibilities include quality assurance and compliance. Technologists also run tests to ensure that all standards for food safety are met or exceeded.

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

Finished products are carefully monitored throughout the handling and storage process. Some finished canned goods for the Stokely brand are labeled prior to storage. Private label retail and foodservice finished goods are stored unlabeled until orders are received. The appropriate customer label is affixed at that time and the order shipped. The Company maintains a large inventory of customer-owned can labels to assure rapid order fulfillment.

In addition to producing quality products, careful storage and efficient distribution are vital to success. The Company distributes its products through its two distribution centers in Wisconsin and through a network of rented forward warehouses. The Company also ships full loads directly from its processing facilities. The Company's transportation personnel are responsible for routing goods from production plants to regional and consolidating warehouses and finally to customers. Depending on quantities and distance, finished goods are shipped by rail or truck, whichever is most cost-effective.


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

The Company is seeking to use service innovation as a point of competitive differentiation. As it develops increasingly sophisticated programs to bring value to its customers, new demands will be placed on its information systems. In order to prepare for this, the Company completed the implementation of new core processing systems in fiscal 1996. The new systems are more flexible and facilitate greater fact based analysis and decision making throughout all levels of the Company. This added analytical capability and flexibility assists the Company in meeting the increasingly complex and rapidly evolving needs of its customers. These needs include vendor managed inventory programs, executive information systems, improved customer and market region sales management, and additional Electronic Data Interchange services. Customer service, order entry and distribution system improvements were the major areas of implementation.


Competition

All of the Company's products compete with those of other major national and smaller regional vegetable processing companies under highly competitive conditions. The principal factors of competition in the brand and private label canned vegetable business are price and product quality, availability of a broad line of products, timely delivery, and customer service and satisfaction. An additional competitive factor for the Company's brand canned products is consumer demand as developed through expenditures on advertising, sales promotion and maintenance of retail shelf space.

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

The Company's principal competitors in the private label canned business are major and smaller regional companies, including Seneca Foods Corporation and Friday Canning Company, owned by Chiquita Brands. The Company's major competitors in the international export market are Green Giant, Dean Foods, and Friday Canning Company, most of whom are larger and have greater resources than the Company.


Trademarks

In the course of its business, the Company uses various trademarks, trade names and service marks in the packaging and advertising of its products. "Stokely's Finest" is a registered United States trademark and is significant to the Company. Stokely's ability to compete in the brand product vegetable market depends in part upon having a nationally recognized trademark. Some of the Company's other less significant registered United States trademarks include "School Days," "Chef's Best," "Hart," "Our Favorite," "Shellie," "Sweet & Sour Kraut" and "Meeter's Sauerkraut." "Stokely's Crisp'n Sweet Corn" and "Stokely's Gold" are registered United States trademarks on an intent-to-use basis, and Stokely has a common law right to "Bavarian Style."


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

The Company is also subject to various state regulations in order for the Company to operate as a vegetable contractor in those states. The State of Wisconsin amended its regulations effective July 11, 1996 as it related to certain instances when vegetable contractors are required to either pay cash for raw products upon delivery, file security with the state, or file financial statements that meet minimum financial standards. The Company was required to file security of approximately $2 million on April 2, 1997 as it did not meet the minimum financial standards in the amended regulations. Accordingly, the Company posted a surety bond with the State of Wisconsin to meet this security requirement. The security filed with the state on April 2, 1997 was required to equal 25% of the estimated maximum liability expected to be owed to Wisconsin vegetable growers in the calendar year ended December 31, 1997. The security requirement increases to 50% for the calendar year ended December 31, 1998 and 75% thereafter for those companies not meeting the minimum financial standards.

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


Employees

At peak employment periods during the canned vegetable processing season, the Company employed approximately 2,200 employees, of which approximately 1,720 were seasonal and part-time production personnel, 410 were full-time, year-round production personnel, and 70 were management, sales and administration personnel. Approximately 640 regular hourly and seasonal employees belong to labor unions. Stokely's four union contracts are generally three years in length and provide for average wage increases of 3.0% during fiscal 1998. There are two union contracts expiring in fiscal 1998. Stokely recruits migrant workers for seasonal employment at its seasonal plants and maintains migrant housing facilities in Sun Prairie, Wisconsin, Pickett, Wisconsin and Hoopeston, Illinois to accommodate those employees. The Company believes that relationships with its employees are good.


Foreign Operations

The Company's export sales principally involve sales of private label canned vegetables. The Company's export sales accounted for 9.7%, 10.3% and 6.6% of total canned sales for fiscal 1997, 1996 and 1995, respectively. International sales are subject to various risks, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of international and domestic export laws and regulatory requirements. The Company's international sales organization is based in Oconomowoc, Wisconsin and sells through agents, commissioned brokers and direct sales.

ITEM 2.  PROPERTIES

Stokely's principal facilities, all of which are owned except for the corporate headquarters which is leased, are described below:


                          Plant and
Location                Warehouse Size           Principal Products

Canned Vegetable Production (Sq. ft.)
 and Distribution:

Ackley, Iowa                     199,000     Whole kernel corn; canned dry
                                             pack beans
Cobb, Wisconsin                   65,000     Warehouse
DeForest, Wisconsin              538,000     Warehouse and distribution center;
                                             field department office
Hoopeston, Illinois              240,000     Pumpkin; warehouse and distribution
                                             center
Pickett, Wisconsin               145,000     Peas; whole kernel corn
Poynette, Wisconsin              345,000     Green and wax beans; warehouse and
                                             distribution center
Scottville, Michigan             238,000     Green, shellie and romano beans
Sun Prairie, Wisconsin           108,000     Peas; peas and carrots; whole
                                             kernel corn; cream style corn
Waunakee, Wisconsin              181,000     Peas; peas and carrots; whole
                                             kernel corn; beets; carrots;
                                             potatoes; mixed vegetables

Corporate Headquarters:

Oconomowoc, Wisconsin             24,000     General offices


Closed Facilities Held for Sale<F1>
Vegetable Production:

Green Bay, Wisconsin              76,000
Merrill, Wisconsin                56,000
Wells, Minnesota                 103,000


<F1>   These facilities were closed during fiscal 1996 and 1997 as part of the Company's restructuring plans.

ITEM 3.  LEGAL PROCEEDINGS

A class action lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleged that he sustained losses in connection with his purchase of shares of common stock of the Company during the period from October 17,1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. A second lawsuit seeking to represent class members who purchased shares of common stock of the Company during the period from October 17, 1994, to December 19, 1994, was filed on May 10, 1995, in the United States District Court for the Eastern District of Wisconsin. This second lawsuit made similar claims against the Company and certain officers arising from the same facts and events. These lawsuits were consolidated on September 22, 1995 and the complaint filed in the first lawsuit was deemed the operative complaint superseding the complaint filed in the second lawsuit. The plaintiff in the second lawsuit subsequently elected to withdraw as a plaintiff in the consolidated lawsuit.

The court dismissed the consolidated lawsuit in a judgment entered on March 21, 1996. The plaintiff subsequently filed a motion with the court which sought to alter or amend that judgment. In a decision dated March 27, 1997, the court denied that motion and the judgment of dismissal became final when it was not appealed by the plaintiff by April 28, 1997.

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

Executive Officers of the Company

The following is a list of Stokely's executive officers, their ages and their positions and office at June 30, 1997.


Name                     Age    Office and Business Experience


Frank J. Pelisek         67     Chairman of the Board since 1992; Chief
                                Executive Officer June 1992-93; Director since 1983; Partner, Michael Best and
                                Friedrich, legal counsel to Stokely, since
                                1965.

Stephen W. Theobald      51     President and Chief Executive Officer
                                since April 1996; Vice Chairman and
                                Treasurer 1992-1996; Director since 1980;
                                Vice President Administration since 1985 when he joined Stokely.

Peter P. Caputa          35     Senior Vice President and Chief Financial
                                Officer since March 1997; Named Vice
                                President of Finance in December 1996;
                                Controller December 1995, when he
                                joined Stokely, to December 1996; Senior
                                Manager at Deloitte & Touche LLP 1991-
                                1995.

Robert M. Brill          49     Vice President, General Counsel and
                                Secretary since 1990; Vice President and
                                General Counsel since 1989; Senior
                                Partner, Brill and Eustice, 1986-89;
                                joined Stokely in 1989.

Eddie W. Foster          59     Vice President, National Sales Manager
                                since 1991; President, Merchandise
                                Warehouse, Inc. 1990-91; President LVS
                                Food Distributors 1989-90; Vice President of Marketing and Sales Stokely USA, Inc.
                                1983-89.

John R. McCormick        54     Vice President of Sales and Marketing
                                since March 1997; Vice President of
                                Oconomowoc Canning Company, a Stokely
                                subsidiary, since April 1990; National
                                Sales Manager for Stokely Branded Business
                                1983-1990.

Jack R. McDowell         55     Vice President of Manufacturing since
                                joining Stokely in February 1997;
                                Operations Manager at Custom Cuts, Inc.
                                1996; Vice President, General Manager at
                                Lyco Manufacturing 1995; Senior Vice
                                President at Agripac, Inc. 1992-1994; Vice
                                President of Operations at Johnsonville
                                Foods 1989-1992.


Family Relationships

There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. However, all officers listed (except Mr. Pelisek) are a party to change of control contingent employment agreements, more fully described and hereby incorporated by reference from the Company's definitive Proxy Statement, dated July 14, 1997. All officers hold office for one year and until their successors shall have been duly elected and qualified.



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


Common Stock Price Range

(Dollars per share)             Market Price

                                                   High          Low
1997

First Quarter                  3 13/16        2 3/8
Second Quarter                 3   5/8        2 1/8
Third Quarter                  2   7/8        1 1/4
Fourth Quarter                 2              1 1/4

1996

First Quarter                  6   5/8        5 1/8
Second Quarter                 7  7/16        5 1/8
Third Quarter                  6 15/16        4 7/8
Fourth Quarter                 5   1/4        2 3/8


Holders

At June 16, 1997, there were 973 holders of record of the shares of common stock.

Dividends

The Company discontinued the payment of quarterly dividends during the first quarter of the fiscal year ended March 31, 1993. Since that time, the Company has not declared or paid any cash dividends on its shares of Common Stock, and does not anticipate paying such dividends in the foreseeable future. The Company's long-term debt agreements contain certain conditions and provisions which restrict the Company's payment of dividends. At March 31, 1997, all of the Company's retained earnings were restricted as to the payment of cash dividends.

For information regarding restriction of the payment of cash dividends, see Note D to Notes to Consolidated Financial Statements for the year ended March 31, 1997, contained in Item 8 of this Form 10-K.


Recent Sales of Unregistered Securities

During the past three years, Registrant sold securities which were not registered under the Securities Act of 1933, as amended, as described below. The securities of Registrant were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in the sale of the securities and no commissions were paid to any person.

                     Price                        Date
                      per                               of          Nature of
Title and Amount          Share       Purchaser         Sale            Transaction
$9,841,805.00 Amended         Promissory        State of Wisconsin                   July 1996 Amended and Restated
and Restated Senior Note      Investment Board            Promissory Note in
Secured Note Due                                          connection with
January 15, 2000                                          previous                                  financings
$12,185,032.27 Amended        Promissory        Nationwide Life                      July 1996 Amended and Restated
and Restated Senior Note      Insurance Company           Promissory Note in
Secured Note Due                                          connection with
January 15, 2000                                          previous                                  financings
$1,782,582.17 Amended         Promissory        Employers Life                       July 1996 Amended and Restated
and Restated Senior Note      Insurance Company           Promissory Note in
Secured Note Due              of Wausau                   connection with
January 15, 2000                                          previous                                  financings

$891,585.31 Amended Promissory                  West Coast Life                      July 1996 Amended and Restated
and Restated Senior Note      Insurance Company           Promissory Note in
Secured Note Due                                          connection with
January 15, 2000                                          previous                                  financings

Warrants to purchase           $2.25            State of Wisconsin                   July 1996 Warrants issued in
996,876 shares of             Investment Board            connection with
Common Stock                                              amendments to a
                                                          promissory note,
                                                          price per share is
                                                          exercise price per
                                                          warrant share


Warrants to purchase           $2.25            Nationwide Life                      July 1996 Warrants issued in
986,562 shares of             Insurance Company           connection with
Common Stock                                              amendments to a
                                                          promissory note,
                                                          price per share is
                                                          exercise price per
                                                          warrant share

Warrants to purchase           $2.25            Employers Life                       July 1996 Warrants issued in
144,374 shares of             Insurance Company           connection with
Common Stock                  of Wausau                   amendments to a
                                                          promissory note,
                                                          price per share is
                                                          exercise price per
                                                          warrant share

Warrants to purchase           $2.25            West Coast Life                      July 1996 Warrants issued in
72,188 shares of              Insurance Company           connection with
Common Stock                                              amendments to a
                                                          promissory note,
                                                          price per share is
                                                          exercise price per
                                                          warrant share
/TABLE

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                   Years ended March 31,
                                 1997         1996          1995        1994        1993

SUMMARY OF OPERATIONS
Net sales                   $184,850   $206,251    $231,422  $256,145  $281,382
Other revenues                    91        147         517     4,691     2,145

  Total net revenues         184,941    206,398     231,939   260,836   283,527
Cost of products sold        153,139    175,865     186,814   216,392   249,982
Selling, general and
 administrative expenses      28,446     36,672      33,617    36,476    42,139
Nonrecurring charge <F1><F2>    13,529   12,500           -         -    21,145

  Operating earnings(loss)     (10,173)     (18,639)       11,508        7,968    (29,739)

Interest expense              10,750     10,182      10,796    12,710    12,721

Earnings (loss) before
 income taxes (credits)and
 cumulative effect of
 change in accounting
 principle                     (20,923)      (28,821)         712       (4,742)   (42,460)
Income taxes (credits)               -             -          142       (2,527)   (12,983)

Earnings (loss) before
 cumulative effect of
 change in accounting
 principle                     (20,923)      (28,821)         570       (2,215)   (29,477)
Cumulative effect of change
 in method of accounting for
 postretirement benefits (net
 of income taxes of $850) <F3>       -             -            -            -     (1,650)

  Net earnings (loss)         $(20,923)     $(28,821)       $ 570     $ (2,215)  $(31,127)

COMMON STOCK DATA
Net earnings (loss)
 per share <F1><F2><F3>       $ (1.84)       $ (2.54)     $   .06      $ (.27)     $(3.75)
Stockholders' equity
 per share                    $   .78        $  2.61      $  5.15       $3.92       $4.18
Average shares out-
 standing (thousands)          11,360         11,326        9,336       8,320       8,302
Shares outstanding at
 year-end (thousands)          11,374         11,326       11,325       8,325       8,316


<F1>  For the nonrecurring charge in fiscal 1997 and fiscal 1996 see Note J to Notes to
      Consolidated Financial Statements.  The charges accounted for $1.19 and $1.10 in fiscal 1997 and fiscal 1996, respectively, of the loss per share reported.

<F2>  In connection with a Company restructuring plan, the Company sold, closed or down-
      sized certain processing facilities, resulting in a nonrecurring charge during fiscal 1993 from the write-down of such processing facilities, equipment and inventories to their estimated net realizable value and from provisions for severance, consolidation costs and plant closing costs.  This charge resulted in a loss per share of $2.54.

<F3>  Fiscal 1993 includes a $.20 per share loss due to post-retirement benefits accounting method change.





ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
(Dollars in thousands except per share data)

                                                   Years ended March 31,
                                 1997         1996          1995         1994       1993

BALANCE SHEET AND FINANCIAL DATA
Working capital             $ 36,432   $ 48,418    $ 68,052  $ 42,071  $ 40,626
Current ratio                   1.72       1.74        2.69      2.03      1.38
Property, plant and
 equipment - net              40,469     57,501      68,597    67,356    68,419
Depreciation                   5,979      8,190       7,508     7,230     9,286
Capital expenditures           3,220      7,521       6,421     5,174    12,871
Total assets                 130,742    175,721     181,294   158,535   232,843
Long-term debt                68,041     77,230      78,497    80,438    82,854
Stockholders' equity           8,807     29,567      58,378    32,640    34,777


/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's financial performance and growth are directly related to certain characteristics and trends in the vegetable processing industry. The United States vegetable processing industry is a mature industry. Therefore, any significant sales growth that may be experienced by the Company likely would come at the expense of the loss of market share by another processor, but also may occur through efforts designed to promote increased consumption, such as through the introduction of new or improved products or through increased sales internationally.

The Company's net sales are affected by product availability and market pricing. In the vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Selling prices of canned and frozen products are a direct result of industry product supply, which correlate to plantings, growing conditions, crop yields and inventories, all of which may vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the vegetable processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the oversupply. The Company typically has experienced lower margins during times of industry oversupply. There can be no assurance the Company's margins will improve in response to favorable market conditions.


Nonrecurring Charge

During the second quarter of fiscal 1997, the Company announced a major restructuring of its core canned vegetable business. The action was designed to improve operating margins in the Company's core business. The margin improvement initiatives involve a combination of customer value analysis, production consolidation and related reductions in general and administrative areas. Six of the Company's nine processing facilities were affected by the consolidation moves, with two facilities being closed, two facilities downsized and two facilities expanded. The consolidation moves are expected to increase efficiency while installation of some of the latest automated inspection equipment in the expanded facilities should further enhance product quality and lower product costs. The Company also sold its headquarters building and relocated its headquarters to a new leased facility during the fourth quarter of fiscal 1997. The total charge recorded by the Company in fiscal 1997 for the above actions and the write-off of deferred debt costs was $13.5 million. See Note J of Notes to Consolidated Financial Statements for a further discussion of the non-recurring charges.

In the fourth quarter of fiscal 1996, the Company recorded a nonrecurring charge of $12.5 million related to the Company's decision to exit the frozen vegetable business. Sharply declining frozen operating margins in fiscal 1996 caused primarily by excess frozen industry inventory coupled with excess capacity in the frozen vegetable industry were major factors in the decision to cease processing operations of the Company's frozen business unit. In conjunction with that decision, the Company reached an agreement with three third parties for the sale of two frozen processing plants, located in the state of Washington, and substantially all its frozen business inventory. The sale of the two plants was completed in the second fiscal quarter of 1997. A third plant representing less than 10% of the Company's total frozen capacity remains for sale. The nonrecurring charge of $12.5 million, a major portion of which is non-cash, will cover costs associated with the sale of its three frozen processing plants and related inventories. The frozen business sales approximated 15% and 20% of the Company's 1997 and 1996 fiscal year sales, respectively. The sale proceeds of the frozen plant facilities and related inventory were used to pay down long-term debt and reduce working capital requirements. The frozen plants formerly employed approximately 400 full-time and seasonal employees. The exit from the frozen business will allow the Company to concentrate on its core business of canned vegetables. See also Note J of Notes to Consolidated Financial Statements.



RESULTS OF OPERATIONS
Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31,
1996


Net Earnings (Loss)

The net loss for the fiscal year ended March 31, 1997 was $20.9 million compared to a net loss of $28.8 million for the previous year. Excluding the nonrecurring charges of $13.5 million in fiscal 1997 and $12.5 million in fiscal 1996, results improved $8.9 million. This improvement was primarily due to an improved selling environment for canned vegetable sales and to cost reductions resulting from the Company's restructurings in fiscal 1997 and 1996.


Net Sales

Net sales in fiscal 1997 decreased $21.4 million, or 10.4%, to $184.9 million from $206.3 million in fiscal 1996. Frozen sales decreased $11.1 million to $27.0 million in fiscal 1997 from $38.1 million in fiscal 1996, as the Company completed its exit from the frozen vegetable business in fiscal 1997. Total canned vegetable sales decreased $10.3 million, or 6.1%, to $157.9 million in fiscal 1997 from $168.2 million in fiscal 1996. The decline in total canned vegetable sales was the result of a $17.8 million reduction in sales volume partially offset by a $7.5 million increase in average selling prices.

The decrease in sales volume and increase in average selling prices appear to have been initially caused by weather related delays in last summer's production which created lower available inventories and concerns regarding product availability later in the fiscal year. These concerns over product availability and related pricing increases appear to have resulted in lower trade promotion activity at the retail level and lower category consumption than experienced historically during the third fiscal quarter. However, the anticipated production shortfall did not materialize and that, in combination with reduced consumption, resulted in excess inventory levels and declining selling prices during the fourth quarter of fiscal 1997.


Cost of Products Sold

Cost of products sold decreased $22.8 million, or 13.0%, to $153.1 million in fiscal 1997 from $175.9 million in fiscal 1996. The decrease in cost of products sold was due primarily to the lower sales volume in both the canned and frozen divisions. Cost of products sold as a percentage of net sales decreased by 2.5% to 82.8% in fiscal 1997 compared to 85.3% in fiscal 1996. This decrease is due primarily to the improvement in average selling prices associated with canned vegetable sales, partially offset by lower selling prices associated with the liquidation of the frozen vegetable inventory.


Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $8.3 million, or 22.6%, to $28.4 million in fiscal 1997 from $36.7 million in fiscal 1996. This decrease is primarily the result of reduced selling expenses associated with the decrease in canned vegetable sales and cost reduction initiatives taken as part of the Company's restructurings in fiscal 1996 and 1997. Selling, general and administrative expenses as a percentage of net sales were 15.4% in fiscal 1997 compared to 17.8% in fiscal 1996.


Interest Expense

Interest expense increased $0.6 million or 5.9%, to $10.8 million in fiscal 1997 compared to $10.2 million in fiscal 1996. This increase was primarily due to higher average borrowing levels on the Company's revolving credit facility.


Income Taxes

In fiscal 1997, no income tax expense or benefit was recorded. The tax benefit of the pre-tax operating loss of fiscal 1997 was offset by a corresponding increase in the valuation allowance of allowable tax benefits. At March 31, 1997, the Company had net operating loss carryforwards of $59.5 million and tax credit carryforwards of $2.9 million, which are available to reduce and/or offset future tax liabilities.

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

Selling prices increased moderately in fiscal 1996 compared to fiscal 1995 primarily in response to last summer's lower production volume due to reduced planted acreage and poor growing and harvesting conditions. The Company believed that reduced industry production in the summer of 1995 resulted in more normal industry inventory levels. However, market conditions did not substantially rebound as anticipated, indicating other market forces were at work which continued to depress selling prices and caused the Company to increase selling and promotion expenses in order to respond to competitive pricing pressure. The Company believed these market conditions may be the result of inventory distribution imbalances within the industry, extremely competitive market conditions, including aggressive pricing strategies of some industry participants, and the emergence of large volume customers and the effects of their buying power.

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

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

General

Due to the seasonal production nature of the canned (and frozen) vegetable processing business, the Company must maintain substantial inventories of processed vegetables throughout the year. The working capital requirements associated with producing and maintaining such inventories are financed primarily through short-term borrowings and deferred payment terms with major suppliers. The maximum amount of short-term borrowings in fiscal 1997 was $65.6 million compared to $65.4 million in fiscal 1996 and $59.7 million in fiscal 1995. Management believes that cash from operations and its revolving credit facility will provide the Company with liquidity sufficient to meet its operating and capital needs.

On May 21, 1996, the Company entered into a revolving credit agreement with a commercial lender which provides for borrowings up to $70 million. The agreement provides for an expanded collateral borrowing base, lower interest rates and less restrictive financial and operating covenants than the former agreement. The Company believes the new revolving credit agreement will be adequate to meet the Company's seasonal borrowing needs. Maximum revolving credit borrowings projected for fiscal 1998 are approximately $55 million. For a more detailed description, see Note D of Notes to Consolidated Financial Statements.

In addition to the revolving credit facility, the Company has various long-term debt obligations, which aggregated $68.0 million at March 31, 1997, excluding current maturities of $2.6 million. Included in the long-term debt obligations are two senior notes totaling $17.2 million, various Industrial Development Revenue Bonds totaling $25.3 million and $25.5 million of revolving credit notes which are not expected to be repaid currently and are classified as long-term. See Note D of Notes to Consolidated Financial Statements.

The senior note agreements were amended July 25, 1996. The amended agreements provide that the note holders receive interest at 11%, payable quarterly, plus 3% capitalized interest payable at maturity of the amended agreements on January 15, 2000. The amended agreements also provide for adjustments to the interest rates on July 25, 1998 based upon the Company attaining certain reductions in the principal balance of the senior notes. In addition, the Company issued warrants to the senior note holders in consideration for amending the applicable note agreements. The warrants entitle the holders to purchase an aggregate of 2,200,000 shares of common stock through July 25, 2006 at a price per share equal to $2.25. The number of shares covered by the warrants are subject to reduction upon the Company attaining certain reductions in the principal balance of the senior notes. The note holders' expenses related to the amended agreements also were paid. The amended agreements require the Company to maintain certain financial covenants including a minimum tangible net worth of $4.8 million and a minimum current ratio of 1.25 to 1.00.

As a result of the nonrecurring charge recorded by the Company during the quarter ended September 30, 1996, the Company was in violation of certain financial and other covenants in most of its Industrial Development Revenue Bonds. These covenant violations were waived and the covenants amended. The financial covenants require the Company to maintain a minimum tangible net worth of $4.8 million and a minimum current ratio of 1.25 to 1.00.


Cash Flows from Operating Activities

Cash provided by operations during fiscal 1997 totaled $17.3 million. Of the total cash provided, changes in operating assets and liabilities provided cash of $18.0 million, primarily due to a decrease in accounts receivable of $6.3 million, a decrease in inventory of $11.0 million, and an increase in accounts payable of $7.9 million, partially offset by a decrease in restructure liabilities. The decrease in accounts receivable of $6.3 million is due to a decrease in sales in the quarter ended
March 31, 1997 compared to a year ago. The increase in accounts payable of $7.9 million is due primarily to extended terms negotiated with various vendors and increases in deferred revenues. The decrease in inventory of $11.0 million is due primarily to the liquidation of frozen vegetable finished goods inventory partially offset by an increase of $15.9 million in canned inventory caused by lower sales volume in fiscal 1997.

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

Cash used in operations during fiscal 1995 totaled $19.8 million. Of the total cash used, changes in operating assets and liabilities used cash of $29.5 million, primarily due to an increase in inventory of $24.1 million and an increase in accounts receivable of $4.6 million, partially offset by cash generated from operations totaling $9.7 million. The increase of $24.1 million in inventory levels primarily reflects the contrast of the fiscal 1994 and 1995 summer processing seasons. Inventory levels during fiscal 1994 were unusually low due to the poor growing and harvesting conditions of the summer of 1993 in contrast to inventory levels during fiscal 1995 which were higher due to favorable growing conditions during the summer of 1994. The increase in accounts receivable of $4.6 million is due to an increase in sales in the quarter ended March 31, 1995, compared to the previous year.


Cash Flows from Investing Activities

Net cash provided by (used in) investing activities during fiscal 1997, 1996 and 1995 was $10.6 million, $(5.5) million and $(4.9) million, respectively. Purchase of property, plant and equipment was $3.2 million, $7.5 million and $6.4 million during fiscal 1997, 1996 and 1995, respectively.

Major capital expenditures during fiscal 1997 related to capacity consolidation at Scottville, Michigan and Sun Prairie, Wisconsin. The Company received $13.7 million in additional cash flow from the sale of the frozen processing plants and the sale of the Oconomowoc headquarters. Proceeds from these sales were primarily used to pay down long-term debt.

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


Cash Flows from Financing Activities

At March 31, 1997, the Company decreased its revolving credit borrowings by $11.8 million to $41.1 million primarily due to cash provided by changes in asset and liabilities discussed earlier. At March 31, 1997, the Company had $41.1 million of revolving credit borrowings, of which $25.5 million was classified as long-term and $15.6 million was classified as short-term.

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


Litigation

The Company is involved from time to time in various legal actions and claims. For a discussion of current matters, see "Item 3. Legal
Proceedings" and Note I of Notes to Consolidated Financial Statements.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable until after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Stokely USA, Inc.:

We have audited the accompanying consolidated balance sheets of Stokely USA, Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stokely USA, Inc. and subsidiaries as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche, LLP
Milwaukee, Wisconsin
June 19, 1997

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


ASSETS - Note D

                                                         March 31,
(Dollars in thousands)                             1997                1996

CURRENT ASSETS:
  Cash and cash equivalents - Note A                  $ 1,660       $    777
  Accounts receivable, less allowance for
   losses ($508 and $570, respectively)                10,634         16,975
  Inventories - Notes A, B and J                       73,785         85,404
  Prepaid expenses                                        728          1,417
  Property held for disposition - Note J                  537          9,500

TOTAL CURRENT ASSETS                                   87,344        114,073

OTHER ASSETS - Notes A and C                            2,929          4,147

PROPERTY, PLANT AND EQUIPMENT, at cost - Note A
  Land and land improvements                            2,839          2,973
  Buildings                                            18,825         27,217
  Machinery and equipment                              51,448         60,952

                                                       73,112         91,142

  Less accumulated depreciation                        32,643         33,641

                                                       40,469         57,501

TOTAL ASSETS                                    $130,742       $175,721



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         March 31,
(Dollars in thousands)                             1997           1996

CURRENT LIABILITIES:
  Notes payable - Note D                             $ 15,551       $ 19,887
  Accounts payable                                     29,311         21,365
  Accrued compensation and withholdings                 1,426          2,546
  Other accrued liabilities - Note J                    2,040          6,707
  Current maturities on long-term debt - Note D         2,584         15,150

TOTAL CURRENT LIABILITIES                              50,912         65,655

LONG-TERM DEBT, less current maturities
  - Note D                                             68,041         77,230

OTHER LIABILITIES - Notes F and G                       2,982          3,269

STOCKHOLDERS' EQUITY - Notes D and H
  Preferred stock - no par value, authorized
    1,000,000 shares, none issued
  Common stock - $.05 par value, authorized
    20,000,000 shares, issued 11,435,195                  572            572
  Additional paid-in capital                           43,593         43,683
  Retained earnings                              (34,993)       (14,070)

                                                        9,172         30,185
  Less treasury stock at cost
   (61,375 and 108,754 shares, respectively)        (373)          (618)
  Cumulative translation adjustments                   8              -

                                                        8,807         29,567

COMMITMENTS AND CONTINGENCIES - Note I

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $130,742       $175,721



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)


                                             Years ended March 31,
                                         1997         1996        1995

REVENUES:
 Net sales                            $184,850     $206,251    $231,422
 Other                                      91          147         517

TOTAL REVENUES                         184,941      206,398     231,939

COSTS AND EXPENSES:
 Cost of products sold                 153,139      175,865     186,814
 Selling, general and
  administrative expenses               28,446       36,672      33,617
 Nonrecurring charge - Note J           13,529           12,500            -
 Interest                               10,750       10,182      10,796

TOTAL COSTS AND EXPENSES               205,864      235,219     231,227


EARNINGS (LOSS) BEFORE INCOME
 TAXES                                 (20,923)     (28,821)        712
INCOME TAXES - Note E                        -            -         142


NET EARNINGS (LOSS)                   $(20,923)    $(28,821)   $    570
PER SHARE AMOUNTS:

NET EARNINGS (LOSS) PER SHARE OF
 COMMON STOCK                          $ (1.84)     $ (2.54)      $ .06

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         11,360,413   11,326,245   9,335,604



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

                                                                      Foreign
                                     Additional                      Currency
                     Common Stock       Paid-In   Retained   Treasury Stock    Translation
                  Shares     Amount     Capital   Earnings   Shares     AmountAdjustment

Balances,
 March 31, 1994    8,435,195   $422     $18,665    $14,181    110,550    $(628)
Net earnings                                           570
Common stock
 offering, net
 - Note H          3,000,000    150      25,018

Balances,
 March 31, 1995   11,435,195    572      43,683     14,751    110,550     (628)
Net loss                                           (28,821)
Stock issued                                                   (1,796)      10

Balances,
 March 31, 1996   11,435,195    572      43,683    (14,070)   108,754     (618)
Net loss                                           (20,923)
Stock issued                                (90)              (47,379)     245
Translation
 adjustments                                                            $ 8


Balances,
 March 31, 1997   11,435,195   $572     $43,593   $(34,993)    61,375    $(373)         $ 8




See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Years ended March 31,
(Dollars in thousands)                       1997        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                      $(20,923)   $(28,821)   $    570
Adjustments to net earnings (loss):
 Depreciation                               5,979       8,190       7,508
 Deferred income taxes                          -        (142)        142
 Amortization of trademarks                    40          79          79
 Amortization of deferred debt
   issuance costs                             640         536       1,649
 Nonrecurring charge                       13,529      12,500           -
 Gains on disposal of property,
   plant and equipment                          1        (461)       (256)

                                             (734)     (8,119)      9,692
Changes in operating assets and
liabilities:
 Accounts receivable                        6,341       8,484      (4,642)
 Inventories                               11,019     (12,765)    (24,133)
 Prepaid expenses                             689         788       1,757
 Accounts payable                           7,946       7,911        (413)
 Accrued compensation and withholdings     (1,120)       (469)        (50)
 Other liabilities                         (6,857)     (1,755)     (2,011)

                                           18,018       2,194     (29,492)

Net cash provided by (used in)
  operating activities                     17,284      (5,925)    (19,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant
  and equipment                            (3,220)     (7,521)     (6,421)
Proceeds from sales of property,
  plant and equipment                      13,656       2,328         863
Other - net                                   180        (332)        672

Net cash provided by (used in)
  investing activities                     10,616      (5,525)     (4,886)




See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                Years ended March 31,
(Dollars in thousands)                         1997         1996        1995

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in short-term debt (net)           $(11,836)     $   596     $ 1,299
 (Payments) borrowings of long-term debt    (14,255)      11,347      (3,273)
 Payments of deferred debt
  issuance costs                             (1,081)        (903)       (229)
 Issuance of common stock                       155           10      25,168
 Exercise of stock options                        -            -           -

Net cash (used in) provided by
  financing activities                      (27,017)      11,050      22,965

Net increase (decrease) in cash
  and cash equivalents                          883         (400)     (1,721)
Cash and cash equivalents,
  beginning of year                             777        1,177       2,898

CASH AND CASH EQUIVALENTS,
  END OF YEAR                               $ 1,660      $   777     $ 1,177



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 1997, 1996 and 1995

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


Note B
Inventories:

Inventories (in thousands) consisted of the following:

                            Finished      Manufacturing
                             Goods          Supplies        Total

March 31, 1997                   $68,861          $4,924       $73,785
March 31, 1996                    78,922           6,482        85,404


Note C
Other Assets:

Other assets (in thousands) consisted of the following:
                                                           March 31,
                                                       1997        1996

Property held for disposition - Note J               $1,022      $  993
Trademarks                                                -         680
Other                                                 1,907       2,474


                                                     $2,929      $4,147


Trademarks were written off as part of the fiscal 1997 restructure charge as discussed in Note J of Notes to Consolidated Financial Statements. Trademark accumulated amortization was $929,000 at March 31, 1996. Included in other assets are unamortized deferred debt issuance costs of $994,000 and $1,382,000 at March 31, 1997 and 1996, respectively. The accumulated amortization was $939,000 and $746,000, respectively, at March 31, 1997 and 1996.


Note D
Notes Payable and Long-Term Debt:

Long-term debt (in thousands) consisted of the following:

                                                          March 31,
                                                     1997           1996

Senior notes due January 2000                      $19,630        $33,735

Revolving credit notes                              25,500         33,000

Industrial Development Revenue Bonds:
 7.75% to 8.92%                                     23,245         23,245
 3.875% Variable                                     2,250          2,400

                                                    70,625         92,380
Less current maturities on long-term debt           (2,584)       (15,150)


                                                   $68,041        $77,230


On May 21, 1996, the Company entered into a loan and security agreement with a commercial lender which provides for borrowings up to $70,000,000 as revolving credit loans and matures on May 20, 1998. Revolving credit loans under the facility may, at the Company's election, be either Domestic rate loans or Eurodollar loans as declared at the time of borrowing. Interest rates on Domestic rate loans are at prime rate plus .75%. Interest on Eurodollar loans will vary depending on the adjusted Eurodollar rate plus 3.25% at the time of borrowing. The agreement requires a commitment fee at a rate of .25% per annum on the unused portion of the commitments. The credit agreement generally restricts borrowings to an amount equal to 85% of eligible accounts receivable plus 70% of eligible inventory, as defined in the agreement. The Company paid customary arrangement and closing fees upon the execution of the new credit agreement.

Covenants contained in the credit agreement place limitations on liens, disposition of assets, payment of dividends and the ability to incur additional debt. In addition to the covenants under this loan and security agreement, the Company also has similar covenants under various other debt agreements.

The senior note agreements were amended on July 25, 1996. The senior note agreements, as amended, provide that the note holders receive interest at 11% (weighted average interest of 9.52% in 1996 and 1995), payable quarterly, plus 3% capitalized interest payable at maturity of the agreements on January 15, 2000. The amended agreements provide for adjustments to the interest rates on July 25, 1998 based upon the Company attaining certain additional reductions in the principal balance of the senior notes. In addition, the Company issued warrants to the senior note holders. The warrants entitle the holders to purchase an aggregate of 2,200,000 shares of common stock through July 15, 2006 at a price per share equal to $2.25. The number of shares covered by the warrants are subject to reduction upon the Company attaining certain reductions in the principal balance of the senior notes. The note holders' expenses related to the amended agreements also were paid. The amended agreements require the Company to maintain certain financial covenants including a minimum tangible net worth of $4,816,000 and a minimum current ratio of 1.25 to 1.00.

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

At March 31, 1997, $15,551,000 of revolving credit loans payable were classified as short-term, reflecting the Company's intent to repay this amount of revolving credit borrowings during fiscal 1998. The interest rate on the outstanding revolving credit loans under the existing credit agreement (including the amounts classified as long-term) at March 31, 1997, was 9.25%.

The stated aggregate amounts of scheduled maturities on long-term debt each year for the five years subsequent to March 31, 1997, are as follows: 1998
- $2,584,000; 1999 - $32,898,000; 2000 - $14,163,000; and 2001 - $150,000
and 2002 - $4,730,000.

Revolving credit loans payable at March 31, 1997, and 1996, under the Company's then existing credit agreement approximated estimated fair value because the interest rate is based on a banks' specified reference rate. The senior notes, after considering the terms of the amended agreement, approximated estimated fair value at March 31, 1997 and 1996. Management of the Company has estimated the fair value of the Industrial Development Revenue Bond issues to be approximately $25,009,000 and $25,159,000 at March 31, 1997 and 1996, respectively.



Note E
Income Taxes:

Income taxes (in thousands) consisted of the following:

                                               Years Ended March 31,
                                          1997         1996         1995

Currently payable (refundable):
  Federal                                    -            -            -
  State                                      -        $ 142            -
Deferred - Federal                           -         (142)        $142


                                          $  0        $   0         $142


Total income taxes (credits) differ from the amounts computed by applying the Federal income tax rate to income (loss) before income taxes. The following table provides a reconciliation between the United States statutory rate to the effective tax rate reported:


                                                Years ended March 31,
                                            1997        1996        1995

U.S. statutory rate                         34.0%       34.0%       34.0%

State income taxes net of federal
 income tax benefits                           -          .5           -

Increase in valuation allowance            (34.0)      (35.1)          -

Benefit of net operating loss
 carryforwards                                 -           -       (14.0)

Other items - net                              -          .6           -


Effective tax rate                           0.0%        0.0%       20.0%


Deferred income taxes are calculated using an asset and liability method, which generally requires the recognition of the tax consequences on future years of events which have been recognized in financial statements. In addition, a valuation allowance is to be recognized if it is more likely than not that some or all of a deferred tax asset will not be realized. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the uncertainty of fully utilizing operating losses and tax credit carryforwards.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability are as follows (in thousands):

                                                  Years ended March 31,
                                                  1997             1996

Deferred tax assets:

   Reserves not currently deductible           $ 1,335          $ 1,276

   Provision for nonrecurring charge             3,002            3,663

   Postretirement benefits                         531              931

   Tax credit carryforwards                      2,937            2,937

   Net operating loss carryforwards             20,234           14,255

   Valuation allowance                         (20,178)         (13,063)


Total deferred tax assets                      $ 7,861          $ 9,999


Deferred tax liabilities:

   Change in method of inventory valuation      $  612           $  918

   Deferred casualty gain                            -                -

   Tax over book depreciation                    7,195            8,850

   Other                                            54              231


Total deferred tax liabilities                   7,861            9,999


Net deferred tax (liability)                    $    0           $    0


At March 31, 1997, the Company had an alternative minimum tax credit carryforward of approximately $1,916,000 which may be carried forward indefinitely, and a general business credit carryforward of approximately $1,021,000 which expires in various years from 2003 to 2010. At March 31, 1997, the Company had net operating loss carryforwards of approximately $59,512,000 which expire in the years 2009 through 2012.


Note F
Other Liabilities:

Other liabilities (in thousands) consisted of the following:

                                                        March 31,
                                                  1997             1996

Postretirement benefits - Note G                $1,560           $1,613
Deferred compensation                            1,422            1,656

                                                $2,982           $3,269

Note G
Employees' Retirement Plan And Other Benefit Plans:

The Company provides certain postretirement health care benefits and life insurance benefits to certain existing retired employees. The benefits and eligibility requirements varied by location and various union agreements. The Company funds benefit expenses on a pay-as-you-go basis. Existing employees are not entitled to postretirement health care benefits. The medical benefits are generally subject to lifetime maximum benefits of $750,000 and after age 65 are coordinated with Medicare.

The following table sets forth the plan's status reconciled with amounts recognized in the balance sheet:

                                                           March 31,
(Dollars in thousands)                               1997           1996

Accumulated postretirement benefit obligation:
   Retirees                                        $  734         $1,438
   Fully eligible active plan participants              -              -
   Other active plan participants                       -              -

                                                      734          1,438
Unrecognized prior service cost                       575              -
Unrecognized net gain                                 251            175


Accrued postretirement benefits                    $1,560         $1,613


                                                    Years ended March 31,
                                                 1997       1996      1995

Net periodic postretirement benefit (income) expense included the following components:

   Service cost - benefits attributed to
    service during the period                  $  108    $    89     $154
   Interest cost on accumulated post-
    retirement benefit obligation                 185        160      203
   Amortization of unrecognized net gain           (2)       (23)       -
   Curtailment gain                              (189)    (1,088)    (379)


Net periodic postretirement benefit (income)   $  102     $ (862)     (22)


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13% in 1997 and 1996, gradually declining to 6% in 2002.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997 and 1996.

If the health care cost trend assumptions were increased by 1%,the accumulated postretirement benefit obligation as of March 31, 1997, would increase by $4,000. The effect of this change on the aggregate of the service cost and interest cost would be no additional charge to expense for the year ended March 31, 1997.


Included in the Company's 1996 nonrecurring charge was the elimination of the postretirement medical accrual for participants other than retirees of $1,088,000 which is reflected as a curtailment gain in 1996. (See Note J.) This curtailment gain was subsequently adjusted in fiscal 1997. Effective in October of 1996 retirees pay full cost for prescription drug coverage.

The Company has a profit sharing plan which covers substantially all full-time, non-union employees who have completed one year (minimum of 1,000 hours) of service and provides for Company contributions to a separate trust based upon 8% of the profit sharing income base as defined in the plan. No profit sharing contributions were required during the years ended March 31, 1997 and March 31, 1996. Profit sharing contributions under this plan were approximately $62,000 for the year ended March 31,1995.

In addition to the profit sharing plan, the Company has other salary deferral profit sharing plans,(401(k)plans) and defined contribution plans. It also has a supplemental employee retirement plan for career executive officers. The Company's obligation and matching contributions under these plans were $5,000, $581,000, and $436,000 in 1997, 1996 and 1995, respectively.


Note H
Capital Stock:

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

In 1985, the stockholders approved a 1985 Incentive Stock Option Plan pursuant to which 320,000 shares of the Company's common stock were reserved for the grant of options to executive officers and other key employees. Under the Plan, stock grants may be made over a 10-year period at not less than 100% of fair market value at the date of grant. One year after date of grant, 50% of the options become exercisable with the remaining options exercisable after the second year. No option granted under the Plan may be exercised more than 10 years after the date of grant. In fiscal 1996, stock option grants in which the strike price was more than 25% greater than the fair market price of the common shares of the Company on May 31, 1995, were reduced to a strike price which was 25% greater than the fair market price of the common shares of the Company on that date. Stock option grants which expired on August 30, 1995 were canceled and replacement stock options were granted with an expiration date of June 17, 1998. There were no awards granted under this plan in fiscal 1996 and 1997.

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

In September, 1996 the Company granted 238,325 options under the 1994 Plan to employees at all levels of the Company. These options vested 100% on the date of grant.


Changes in shares, as to options, are as follows:

                                                    Shares

                                                  Outstanding
                                       Reserved     options     Available

Balances at March 31, 1994
 ($5.125 to $15.875)                    224,550     142,000       82,550
Granted ($7.75 to $8.50)                             35,000      (35,000)
1994 Plan                               400,000                  400,000
Expired ($6.875 to $12.750)                          (3,400)       3,400

Balances at March 31, 1995
 ($5.125 to $15.875)                    624,550     173,600      450,950
Granted ($5.50 to $6.875)                             3,796       (3,796)
Expired ($5.125 to $6.875)                           (9,600)       9,600

Balances at March 31, 1996
 ($5.125 to $6.875)                     624,550     167,796      456,754
Granted ($1.6250 to $2.8125)                        258,631     (258,631)
Expired ($2.8125 to $8.50)                          (97,010)      97,010


Balances at March 31,1997               624,550     329,417      295,133


At March 31, 1997, a total of 307,248 options were exercisable at $2.8125 to $6.875.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been reflected in the financial statements. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net income and net earnings per share would have been reduced by $442,000, or $.04 per share and 83,000 or $.01 per share, for 1997 and 1996, respectively. The weighted average fair value of the options granted during 1997 and 1996 was estimated as $1.83 and $2.22 respectively, on the date of grant using the Black-Scholes option
- pricing model with the following weighted average assumptions: volatility of 125.7% and 80.7%, for 1997 and 1996 respectively, risk-free interest rate of 6.3% for both 1997 and 1996, and an expected term of approximately two years for both 1997 and 1996.

In 1995, the Company granted options to purchase 15,000 shares of common stock at $8.50 per share to certain executive employees. These options have substantially the same terms as the 1985 Incentive Stock Option Plan. The strike price was reduced to $6.875 during 1996.

In addition, during 1990, the Company granted options to purchase 2,500 shares of common stock at $10 per share to a former senior management employee. These options have substantially the same terms as the 1985 Incentive Stock Option Plan. The strike price was reduced to $6.875 during 1996.

In fiscal 1996, non-employee members of the Board of Directors were awarded a restricted stock grant of 5,000 shares of common stock vesting 25% per year commencing in fiscal 1997. A former executive officer also was awarded a restricted stock grant of 25,000 shares issued in fiscal 1997.


Note I
Commitments and Contingencies:

During fiscal 1997 the Company entered into a ten year operating lease for its corporate headquarters building for which the Company is responsible for certain maintenance, operating costs and insurance. The Company also leases certain data processing and manufacturing equipment and land under operating leases with terms that generally range from three to seven years.

Future minimum rental commitments for fiscal years ending March 31, are as follows; 1998 - $1,239,000; 1999 - $705,000; 2000 - $577,000; 2001 -
$560,000; 2002 - $560,000; thereafter, $2,300,000.

In addition to the above lease arrangements, the Company also enters into equipment leases for terms of one year or less. The Company does, however, in some instances continue to lease the equipment beyond the minimum lease period. Total rent expense aggregated $2,499,000, $2,639,000 and $2,350,000 respectively, during fiscal 1997, 1996 and 1995.

A class action lawsuit was filed on January 3, 1995, in the United States District Court for the Eastern District of Wisconsin against the Company, all of the individual members of the Board of Directors of the Company, William Blair & Company and Dain Bosworth, Inc. The plaintiff alleged that he sustained losses in connection with his purchase of shares of common stock of the Company during the period from October 17, 1994, to December 19, 1994, as a result of defendants' alleged misleading statements and omissions to state material facts. A second lawsuit seeking to represent class members who purchased shares of common stock of the Company during the period from October 17, 1994 to December 19, 1994 was filed on May 10, 1995 in the United States District Court for the Eastern District of Wisconsin. The second lawsuit made similar claims against the Company and certain officers arising from the same facts and events. These lawsuits were consolidated on September 22, 1995 and the complaint filed in the first lawsuit was deemed the operative complaint superseding the complaint filed in the second lawsuit. The plaintiff in the second lawsuit subsequently elected to withdraw as a plaintiff in the consolidated lawsuit.

The court dismissed the consolidated lawsuit in a judgment entered on March 21, 1996. The plaintiff subsequently filed a motion with the court which sought to alter or amend that judgment. In a decision dated
March 27, 1997, the court denied that motion and the judgment of dismissal became final when it was not appealed by the plaintiff by April 28, 1997.

In addition to the above cases, the Company also is involved in various other legal actions and claims primarily arising in the normal course of its business. In the opinion of management of the Company, the liability, if any, would not have a material effect on the Company's financial condition or results of operations.


Note J
Nonrecurring Charge:

A nonrecurring charge of $13,529,000 was recognized during the first six months of fiscal 1997 of which $13,096,000 was recorded during the second quarter. The nonrecurring charge related to the restructuring of the Company's core canned vegetable business and the write-off of deferred debt costs associated with the replacement of the Company's revolving credit facility on May 21, 1996 and the amendments made to the senior note agreements on July 25, 1996. The nonrecurring charge included a write-down of property, plant and equipment at two plants which were closed and two plants which were downsized. The nonrecurring charge also included a writedown for the loss on the sale of the Company's headquarters building which was completed during the fourth quarter of fiscal 1997 at which time the Company relocated its headquarters to a new leased facility. The nonrecurring charge also included provisions for severance costs, a writedown of certain discontinued inventory items to their estimated net realizable values and the writedown of certain intangible assets. An analysis of the 1997 nonrecurring charge is as follows (in thousands):

Balance
                                     Original     Reserves     at March 31,
                                     Reserves     Utilized         1997

Property, plant and
   equipment writedowns                  $ 9,550        $2,710        $6,840
Write-off of deferred debt
   issuance costs                            829           829             -
Severance costs                            1,250           732           518
Inventory writedowns                         600           152           448
Intangible asset writedowns                  640           640             -
Other costs                                  660           327           333
Total                                    $13,529        $5,390        $8,139


Approximately $11,779,000 of the nonrecurring charge are non-cash charges. Severance costs pertain to approximately 50 personnel. The write-off of intangible assets pertains mainly to certain trademarks which will no longer be actively marketed.

During the fourth quarter of fiscal 1996, the Company recorded a nonrecurring charge aggregating $12,500,000 related to its decision to exit its frozen vegetable business. The nonrecurring charge included a write-down of inventories to their estimated net realizable values, and provisions for severance costs and other costs associated with selling inventories and exiting the frozen business. Subsequently, the Company entered into an agreement with three third parties for the sale of substantially all of the Company's frozen business assets. Two processing plants were included as part of this sales agreement, while a third plant accounting for less than 10% of the Company's frozen processing capacity remains for sale. The sale of the two plants was completed during the Company's second quarter of fiscal 1997. Sales proceeds after consideration of selling expenses approximated $24,000,000.

An analysis of the 1996 nonrecurring charge is as follows (in thousands):

                                              Reserves          Balance
                               Original       Utilized             at
                               Reserves    in fiscal 1996    March 31, 1996


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



Essentially all the reserves remaining at March 31, 1996 were fully utilized during fiscal 1997. The only asset remaining from the frozen business is the third plant discussed above which is shown as a current asset held for disposition.

The inventory write-down and gain on settlement of post-retirement benefits were non-cash charges. The other charges required future cash outlays, principally during fiscal 1997. Severance costs pertained to approximately 300 personnel directly and indirectly associated with the frozen business.

Revenues of the frozen business approximated $27.0 million, $38.1 million and $56.3 million in fiscal years 1997, 1996 and 1995, respectively.


Note K
Supplemental Cash Flow Disclosures:

Cash payments for (refunds of) interest and income taxes were as follows (in thousands):

                                            Years ended March 31,
                                        1997       1996          1995

Interest                              $10,591    $ 9,578       $ 9,209
Income taxes - net                         31       (283)       (1,664)

QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands except per share)


                                    Quarter Ended

1997                     June     September   December    March     Year

Net sales              $42,342     $51,630    $55,342    $35,536  $184,850
Gross profit             5,142       8,785     11,195      6,589    31,711
Net earnings (loss)     (4,264)    (14,912)       690     (2,437)  (20,923)
Net earnings (loss)
 per share                (.38)      (1.31)       .06      (0.21)    (1.84)



1996

Net sales              $40,700     $51,294    $65,463    $48,794  $206,251
Gross profit             5,206       7,879     10,572      6,729    30,386
Net earnings (loss)     (3,776)     (3,640)    (3,574)   (17,831)  (28,821)
Net earnings (loss)
 per share                (.33)       (.32)      (.32)     (1.57)    (2.54)



No dividends were paid during fiscal 1997 and 1996, and the Company does not anticipate paying dividends in the foreseeable future.

The Company's operations are largely seasonal. The majority of its production occurs during the second and third quarters of each fiscal year due to the timing of crop production and climate conditions. Net canned sales for the third and fourth quarters of fiscal 1997 and 1996 were 54% and 53% of total canned sales. Sales for processed vegetables are greater during the third and fourth quarters of each fiscal year due to general consumption patterns for its products.

During the first quarter ended June 30, 1996, the Company recorded a nonrecurring charge of $433,000 ($.04 per share) related to the write-off of deferred debt cost associated with the replacement of the Company's revolving credit facility on May 21, 1996. See Note J to the Consolidated Financial Statements.

During the second quarter ended September 30, 1996, the Company recorded a nonrecurring charge of $13,096,000 ($1.15 per share) related to the Company's restructuring of its core canned vegetable business, sale of its corporate headquarters and write-off of deferred debt costs, associated with renegotiations of senior notes. See Note J to the Consolidated Financial Statements.

During the fourth quarter ended March 31, 1996, the Company recorded a nonrecurring charge of $12,500,000 ($1.10 per share) relating to the Company's February 1996 decision to exit the frozen business and to concentrate on its core strength of canned vegetables. See Note J to the Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Matter (1) - Election of Directors," and with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is included under the heading "Section 16 Compliance," in the Company's definitive Proxy Statement, dated July 14, 1997, related to the 1997 Annual Meeting of Shareholders scheduled for August 28, 1997, filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.

Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated July 14, 1997, relating to the 1997 Annual Meeting of Shareholders scheduled for August 28, 1997, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated July 14, 1997, relating to the 1997 Annual Meeting of Shareholders scheduled for August 28, 1997, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Certain Transactions" in the Company's definitive Proxy Statement, dated July 14, 1997, relating to the 1997 Annual Meeting of Shareholders scheduled for August 28, 1997, filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, and which section is hereby incorporated herein by reference.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statements and Financial Statement Schedules


                                                          Form 10-K
                                                         Page Number
                                                         -----------
The following consolidated financial statements of Stokely USA, Inc. and its subsidiaries are included in Item 8 of this Annual Report:

   Independent Auditors' Report                                     00
   Consolidated Balance Sheets, March 31, 1997 and 1996          00-00

For the years ended March 31, 1997, 1996 and 1995:

   Consolidated Statements of Operations                            00
   Consolidated Statements of Stockholders' Equity                  00
   Consolidated Statements of Cash Flows                         00-00
   Notes to Consolidated Financial Statements                    00-00


The following consolidated financial statement schedule of Stokely USA, Inc. and its subsidiaries is included in Item 14 of this Annual Report:

   Schedule VIII  Valuation and Qualifying Accounts
                  and Reserves                                      00


All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.


(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 1997.


c)   Exhibits

A complete listing of exhibits will be furnished upon request.


(d)  Financial Statement Schedules


                                                                 SCHEDULE VIII


                       STOKELY USA, INC. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    Years Ended March 31, 1997, 1996 and 1995

                                               Description

                     Valuation Assets        Valuation Assets           Valuation Assets
                  Deducted from Assets-    Deducted from Assets-      Deducted from Assets-
                  Allowance for Losses    Restructuring Reserves:     Restructuring Reserves:
                    on Receivables        Discontinued Inventory   Property Held for Disposition


Balance
 March 31, 1994.....     $ 385,000             $3,000,000                  $ 3,926,000
Additions charged to
 costs and expenses.       139,000                      -                            -
Deductions..........       (72,000)<F1>        (2,333,000)                  (1,832,000)

Balance
 March 31, 1995.....       452,000                667,000                    2,094,000
Additions charged to
 costs and expenses.       124,000              6,750,000                            -
Deductions..........        (6,000)<F1>          (562,000)                  (2,094,000)

Balance
 March 31, 1996.....       570,000              6,855,000                            -
Additions charged to
 costs and expenses.       700,000                600,000                    9,550,000
Deductions..........      (762,000)<F1>        (7,007,000)                  (2,710,000)

 March 31, 1997.....     $ 508,000             $  448,000                  $ 6,840,000



<F1>  Uncollectible accounts written off, net of recoveries and reduction in bad debt reserve.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                         STOKELY USA, INC.
Date: June 25, 1997
                                         BY:
                                             Stephen W. Theobald
                                             President and Chief Executive
                                             Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                            Date



                               Director                      June 25, 1997
Thomas W. Mount



                               Chairman of the Board         June 25, 1997
Frank J. Pelisek



                               President and Chief           June 25, 1997
Stephen W. Theobald            Executive Officer



                               Senior Vice President and     June 25, 1997
Peter P. Caputa                Chief Financial Officer



                               Director                      June 25, 1997
Orren J. Bradley



                               Director                      June 25, 1997
Russell W. Britt



                               Director                      June 25, 1997
Ody J. Fish





                               Director                      June 25, 1997
James H. DeWees



                               Director                      June 25, 1997
Charles J. Carey



                               Director                      June 25, 1997
Carol Ward Knox

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549




                                 EXHIBITS

                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                        Commission File
March 31, 1997                                           0-13943






                             STOKELY USA, INC.




   (Exact name of Issuer as specified in its Articles of Incorporation)

























                             STOKELY USA, INC.


                             File No. 0-13943




                         Exhibits to Form 10-K for


                     fiscal year ended March 31, 1997

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

10(n) Amendment to Note Agreement dated August 18, 1992 regarding $25,000,000 Original Principal Amount of 9.12% Senior Notes due January 15, 2000 (see Exhibit 10(c))(10).

10(o) Amendment to Note Agreement dated August 18, 1992 regarding $20,000,000 in principal amount of 9.49% Senior Notes due
        December 15, 2000 (see Exhibit 10(l))(10).

10(p) Second Amendment to Note Agreement dated June 11, 1993 regarding $20,000,000 Promissory Note (see Exhibit 10(l))(8).

10(q) First Amendment to Security Agreement dated June 1993 relating to the Credit Facility (see Exhibit 10(m))(8).

10(r) Second Amendment to Security Agreement dated June 11, 1993 regarding $25,000,000 Original Principal Amount of 9.37%
        Senior Notes Due January 15, 2000 (see Exhibit 10(c))(8).

10(s) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to Nationwide Life Insurance Company dated June 1993(8).

10(t) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to EMPL and Co. dated June 1993(8).

10(u) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to West Coast Life Insurance Company dated June 1993(8).

10(v) First Amendment to Loan Agreement with the City of Ackley, Iowa (see Exhibit 10(f)), dated as of March 31, 1994, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(11).

10(w)   First Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(b)), dated as of March 31, 1994, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(11).

10(x)   First Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(d)), dated as of March 31, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(y)   First Amendment to Loan Agreement with the Village of
        Waunakee, Wisconsin (see Exhibit 10(e)), dated as of March 31, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(z)   First Amendment to Loan Agreement with the Port of Walla
        Walla, Washington Public Corporation (see Exhibit 10(j)), dated as of June 17, 1994, between Stokely USA, Inc. and
        NationsBank of Virginia, N.A., as trustee(11).

10(aa)  First Amendment to Loan Agreement with the Town of Utica,
        Wisconsin (see Exhibit 10(i)), dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(bb) First Amendment to Loan Agreement with the City of Green Bay, Wisconsin (see Exhibit 10(a)), dated as of June 17, 1994, between Stokely USA, Inc. and NationsBank of Virginia, N.A., as trustee(11).

10(cc)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Stephen W. Theobald dated October 16,
        1992(12).

10(dd)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Leslie J. Wilson dated October 16,
        1992(12).

10(ee)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Robert M. Brill dated October 16,
        1992(12).

10(ff)  Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Eddie Foster dated October 16, 1992(12).

10(gg)  Stokely USA, Inc. 1994 Executive Stock Option Plan(12).

10(hh)  Stock Option Agreement between Stokely USA, Inc. and Kenneth
        C. Murray dated March 13, 1990(12).

10(ii) Stock Option Agreement between Stokely USA, Inc. and Vernon L. Wiersma dated April 8, 1994(12).

10(jj)  Stock Option Agreement between Stokely USA, Inc. and Stephen
        W. Theobald dated April 8, 1994(12).

10(kk) Warrant to Purchase Shares of Common Stock of Stokely USA, Inc. issued to the State of Wisconsin Investment Board dated June 1993(12).

10(ll) Second Amendment to Loan Documents dated October 13, 1992 regarding the Credit Facility (see Exhibit 10(m))(12).

10(mm) Third Amendment to Loan Documents dated December 16, 1992 regarding the Credit Facility (see Exhibit 10(m))(12).

10(nn) Fourth Amendment to Loan Documents dated June 11, 1993 regarding the Credit Facility (see Exhibit 10(m))(12).

10(oo) Fifth Amendment to Loan Document dated March 24, 1994 regarding the Credit Facility (see Exhibit 10(m))(12).

10(pp)  Summary Plan Description of Split Dollar Life Insurance
        Plan(12).

10(qq)  Supplemental Employee Retirement Plan(13).

10(rr)  Loan and Security Agreement by and among Harris Trust and
        Savings Bank, as agent and lender, various other lenders and Stokely USA, Inc. dated May 22, 1995 with respect to a
        $65,000,000 Credit Facility(13).

10(ss) Third Amendment to Note Agreement dated May 31, 1995 regarding $25,000,000 Original Principal Amount of 9.37% Senior Notes due January 15, 2000 (see Exhibit 10(c))(13).

10(tt) Third Amendment to Note Agreement dated May 31, 1991 regarding $20,000,000 in principal amount of 9.49% Senior Notes due
        December 15, 2001 (see Exhibit 10(l))(13).

10(uu)  Deferred Compensation Agreement for Highly Compensated
        Employees(14).

10(vv) Loan and Security Agreement by and among Congress Financial Corporation, as lender, and Stokely USA, Inc. dated May 21, 1996 with respect to a $70,000,000 Credit Facility(15).

10(ww)  Amended and Restated Note Agreement dated July 25, 1996 regarding $20,000,000 Original Principal Amount of 9.74%
        Senior Notes due January 15, 2000(15).

10(xx) Series A Warrant to purchase shares of Common Stock by State of Wisconsin Investment Board(15).

10(yy) Series B Warrant to purchase shares of Common Stock by State of Wisconsin Investment Board(15).

10(zz)  Amended and Restated Note Agreement dated July 25, 1996 regarding $25,000,000 Original Principal Amount of 9.37%
        Senior Notes due January 15, 2000(15).

10(aaa) Series A Warrant to purchase shares of Common Stock(15).

10(bbb) Series B Warrant to purchase shares of Common Stock(15).

10(ccc) Second Amendment to Loan Agreement with the Town of Utica,
        Wisconsin (see Exhibit 10(i)), dated February 1, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee(1).

10(ddd) Second Amendment to Loan Agreement with Port of Walla Walla
        Corporation (see Exhibit 10 (j)), dated February 1, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee
        (1).

10(eee) Second Amendment to Loan Agreement with the City of Green Bay,
        Wisconsin (see Exhibit 10(a)), dated February 1, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee(1).

10(fff) First Amendment to Indenture with the City of Ackley, Iowa
        (see Exhibit 10(f)), dated March 31, 1997, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(1).

10(ggg) Second Amendment to Loan Agreement with the City of Ackley,
        Iowa (see Exhibit 10 (f)), dated March 31, 1997, between
        Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee
        (1).

10(hhh) First Amendment to Indenture with the Village of Poynette,
        Wisconsin (see Exhibit 10(d)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee(1).

10(iii) Second Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(d)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee
        (1).

10(jjj) First Amendment to Indenture with the Village of Waunakee,
        Wisconsin (see Exhibit 10(e)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee(1).

10(kkk) Second Amendment to Loan Agreement with the Village of
        Waunakee, Wisconsin (see Exhibit 10(e)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee
        (1).

10(lll) First Amendment to Indenture with the Village of Poynette,
        Wisconsin (see Exhibit 10(f)), dated March 31, 1997, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee
        (1).

10(mmm) Second Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(b)), dated March 31, 1997, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(1).

10(nnn) Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Peter P. Caputa dated March 17, 1997
        (1).

10(ooo) Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and John R. McCormick dated October 16, 1992
        (1).

10(ppp) Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Jack R. McDowell dated February 11,
        1997(1).

10(qqq) Severance Agreement between Stokely USA, Inc. and Vernon L.
        Wiersma dated May 29, 1996.

21.1    Subsidiaries of the Registrant(1).

23.1    Consent of Deloitte & Touche LLP(1).

24.1    Powers of Attorney for certain officers and directors(12).

27.1    Financial Data Schedule(1).



(1)     Filed herewith.
(2) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on
        October 29, 1985  (Registration Number 33-339).
(3) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1986.
(4) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1989.
(5) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1990.
(6) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1991.
(7) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1992.
(8) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1993.
(9) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the three months ended December 31, 1989.
(10) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the three months ended September 30, 1992.
(11) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1994.
(12) Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement declared effective on November 17, 1994 (Registration Number 33-55447).
(13) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1995.
(14) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1996.
(15) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the three months ended June 30, 1996.
10(ccc)

                  SECOND AMENDMENT TO LOAN AGREEMENT



          This Second Amendment to Loan Agreement, dated as of
February 1, 1997, is by and between Stokely USA, Inc. (the "Borrower") and The Bank of New York, as trustee (the "Trustee").

          WHEREAS, the Town of Utica, Wisconsin (the "Issuer") has previously issued $3,000,000 Town of Utica, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of June 1, 1990 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of June 1, 1990 (as amended by a First Amendment to Loan Agreement dated as of June 17, 1994, the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan Agreement be amended to change the financial covenants therein; and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

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

          1.1 Amendment. "Amendment" shall mean this Second Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12(i) is amended by deleting
"$20,000,000" therein and replacing it with "$4,500,000"; and

               (b)  Section 7.12(ii) is deleted in its entirety.

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

          IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Loan Agreement on the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President


                              THE BANK OF NEW YORK


                              By:
                              Title:_____________________________

10(ddd)

                  SECOND AMENDMENT TO LOAN AGREEMENT



          This Second Amendment to Loan Agreement, dated as of
February 1, 1997, is by and between Stokely USA, Inc. (the "Borrower") and The Bank of New York, as trustee (the "Trustee").

          WHEREAS, the Port of Walla Walla Public Corporation (the "Issuer") has previously issued $4,000,000 Port of Walla Walla Public Corporation Industrial Revenue Bonds, Series 1990 (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of September 1, 1990 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of September 1, 1990 (as amended by a First Amendment to Loan Agreement dated as of June 17, 1994, the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan Agreement be amended to change certain covenants therein; and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change certain covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

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

          1.1 Amendment. "Amendment" shall mean this Second Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 5.01 is deleted in its entirety;

               (b)  Section 5.03 is deleted in its entirety;

               (c)  Section 7.10(i) is amended by deleting
"$20,000,000" therein and replacing it with "$4,500,000"; and

               (d)  Section 7.10(ii) is deleted in its entirety.

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

          IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Loan Agreement on the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President



                              THE BANK OF NEW YORK


                              By:
                              Title:_____________________________
10(eee)

                  SECOND AMENDMENT TO LOAN AGREEMENT



          This Second Amendment to Loan Agreement, dated as of
February 1, 1997, is by and between Stokely USA, Inc. (the "Borrower") and The Bank of New York, as trustee (the "Trustee").

          WHEREAS, the City of Green Bay, Wisconsin (the "Issuer") has previously issued $3,000,000 City of Green Bay, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of December 1, 1988 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of December 1, 1988 (as amended by a First Amendment to Loan Agreement dated as of June 17, 1994, the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan Agreement be amended to change certain covenants therein; and

          WHEREAS, Section 11.02 of the Indenture provides that the Loan Agreement may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change certain covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

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

          1.1 Amendment. "Amendment" shall mean this Second Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 5.01 is deleted in its entirety;

               (b)  Section 5.03 is deleted in its entirety;

               (c)  Section 7.12(i) is amended by deleting
"$20,000,000" therein and replacing it with "$4,500,000"; and

               (d)  Section 7.12(ii) is deleted in its entirety.

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

          IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Loan Agreement on the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President


                              THE BANK OF NEW YORK


                              By:
                              Title:_____________________________
10(fff)

                     FIRST AMENDMENT TO INDENTURE



          This First Amendment to Indenture, dated as of March 31, 1997, is by and between the City of Ackley, Iowa (the "Issuer") and Norwest Bank Minnesota, N.A., as trustee (the "Trustee").

          WHEREAS, the Issuer has previously issued $3,000,000 City of Ackley, Iowa Industrial Development Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of July 1, 1989 (the "Indenture"); and

          WHEREAS, Stokely USA, Inc. (the "Borrower") has requested that the Indenture be amended to increase the interest rate on the Bonds; and

          WHEREAS, the Indenture provides that it may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds and the Borrower; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Indenture to increase the interest rate on the Bonds and have directed the Trustee to enter into, execute, and deliver an amendment to the Indenture;

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

          1.1 Amendment. "Amendment" shall mean this First Amendment to Indenture.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Indenture. The Indenture is amended as follows:

               (a) Section 2.01(d) of the Indenture is amended so that the Interest Rate referred to therein is as follows: Initially, 7.75%. Beginning July 1, 1997, the Interest Rate shall be 8.13%.

               (b) Section 3.01 is amended so that the Interest Rate set forth in the form of Bonds is as follows: Initially, 7.75%.
Beginning July 1, 1997, the Interest Rate shall be 8.13%.

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Indenture shall be a reference to the Indenture as amended by or pursuant to this Amendment.

                              ARTICLE III

                             MISCELLANEOUS

          3.1 Ratification of Indenture. Except as specifically amended by this Amendment, the Indenture and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

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

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Indenture as of the day and year first above written.


                              CITY OF ACKLEY, IOWA


                              By:________________________________
                                 Dale Brass, Mayor


                              By:________________________________
                                 Carol Williams, City Clerk



                              NORWEST BANK MINNESOTA, N.A.


                              By:
                              Title:



          Stokely USA, Inc. consents to the execution and delivery of the foregoing Amendment.



                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President
10(ggg)

                  SECOND AMENDMENT TO LOAN AGREEMENT



          This Second Amendment to Loan Agreement, dated as of
March 31, 1997, is by and between Stokely USA, Inc. (the "Borrower") and Norwest Bank Minnesota, N.A., as trustee (the "Trustee").

          WHEREAS, the City of Ackley, Iowa (the "Issuer") has previously issued $3,000,000 City of Ackley, Iowa Industrial
Development Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of July 1, 1989 (the
"Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of July 1, 1989 (as amended by a First Amendment to Loan Agreement dated as of March 31, 1994, the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan Agreement be amended to change the financial covenants therein; and

          WHEREAS, the Indenture provides that the Loan Agreement may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

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

          1.1 Amendment. "Amendment" shall mean this Second Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$20,000,000" therein and replacing it with "$4,816,000, which amount shall be increased on the first day of each fiscal quarter, beginning July 1, 1997, by an amount equal to 50% of consolidated net income (but not less than zero) for the immediately preceding fiscal quarter";

               (b) Section 7.12 (ii) is deleted in its entirety and replaced with the following: "a ratio of consolidated current assets to consolidated current liabilities of not less than 1.25 to 1"; and

               (c)  The following is added as Section 7.14:

          Section 7.14. Notices. The Borrower agrees to provide the Trustee with notice of any default under or amendment of the Borrower's Amended and Restated Note Agreements dated as of July 25, 1996.

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

          IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Loan Agreement as of the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President



                              NORWEST BANK MINNESOTA, N.A.


                              By:
                              Title:

10(hhh)

                     FIRST AMENDMENT TO INDENTURE



          This First Amendment to Indenture, dated as of March 31, 1997, is by and between the Village of Poynette, Wisconsin (the
"Issuer") and The Bank of New York, as trustee (the "Trustee").

          WHEREAS, the Issuer has previously issued $1,600,000 Village of Poynette, Wisconsin Refunding Revenue Bonds (Stokely USA, Inc.
Project) (the "Bonds") pursuant to an Indenture of Trust dated as of December 1, 1989 (the "Indenture"); and

          WHEREAS, Stokely USA, Inc. (the "Borrower") has requested that the Indenture be amended to increase the interest rate on the Bonds; and

          WHEREAS, the Indenture provides that it may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds and the Borrower; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Indenture to increase the interest rate on the Bonds and have directed the Trustee to enter into, execute, and deliver an amendment to the Indenture;

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

          1.1 Amendment. "Amendment" shall mean this First Amendment to Indenture.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Indenture. The Indenture is amended as follows:

               (a) Section 2.01(d) of the Indenture is amended so that the Interest Rate referred to therein is as follows: Initially, 7.75%. Beginning June 1, 1997, the Interest Rate shall be 8.13%.

               (b) Section 3.01 is amended so that the Interest Rate set forth in the form of Bonds is as follows: Initially, 7.75%.
Beginning June 1, 1997, the Interest Rate shall be 8.13%.

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Indenture shall be a reference to the Indenture as amended by or pursuant to this Amendment.

                              ARTICLE III

                             MISCELLANEOUS

          3.1 Ratification of Indenture. Except as specifically amended by this Amendment, the Indenture and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

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

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Indenture as of the day and year first above written.


                              VILLAGE OF POYNETTE, WISCONSIN


                              By:________________________________
                                 Jeffrey L. Kostichka,
                                 Village President


                              Attest:


                              ___________________________________
                              David C. Tebo,
                              Village Administrator


                              THE BANK OF NEW YORK


                              By:
                              Title:



          Stokely USA, Inc. consents to the execution and delivery of the foregoing Amendment.



                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President
10(iii)

                  SECOND AMENDMENT TO LOAN AGREEMENT



          This Second Amendment to Loan Agreement, dated as of
March 31, 1997, is by and between Stokely USA, Inc. (the "Borrower") and The Bank of New York, as trustee (the "Trustee").

          WHEREAS, the Village of Poynette, Wisconsin (the "Issuer") has previously issued $1,600,000 Village of Poynette, Wisconsin Refunding Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of December 1, 1989 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of December 1, 1989 (as amended by a First Amendment to Loan Agreement dated as of March 31, 1994, the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan Agreement be amended to change the financial covenants therein; and

          WHEREAS, the Indenture provides that the Loan Agreement may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

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

          1.1 Amendment. "Amendment" shall mean this Second Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$20,000,000" therein and replacing it with "$4,816,000, which amount shall be increased on the first day of each fiscal quarter, beginning July 1, 1997, by an amount equal to 50% of consolidated net income (but not less than zero) for the immediately preceding fiscal quarter";

               (b) Section 7.12 (ii) is deleted in its entirety and replaced with the following: "a ratio of consolidated current assets to consolidated current liabilities of not less than 1.25 to 1"; and

               (c)  The following is added as Section 7.13:

          Section 7.13. Notices. The Borrower agrees to provide the Trustee with notice of any default under or amendment of the Borrower's Amended and Restated Note Agreements dated as of July 25, 1996.

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

          IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Loan Agreement on the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President


                              THE BANK OF NEW YORK


                              By:
                              Title:

10(jjj)

                     FIRST AMENDMENT TO INDENTURE



          This First Amendment to Indenture, dated as of March 31, 1997, is by and between the Village of Waunakee, Wisconsin (the
"Issuer") and The Bank of New York, as trustee (the "Trustee").

          WHEREAS, the Issuer has previously issued $4,000,000 Village of Waunakee, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of June 1, 1989 (the "Indenture"); and

          WHEREAS, Stokely USA, Inc. (the "Borrower") has requested that the Indenture be amended to increase the interest rate on the Bonds; and

          WHEREAS, the Indenture provides that it may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds and the Borrower; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Indenture to increase the interest rate on the Bonds and have directed the Trustee to enter into, execute, and deliver an amendment to the Indenture;

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

          1.1 Amendment. "Amendment" shall mean this First Amendment to Indenture.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Indenture. The Indenture is amended as follows:

               (a) Section 2.01(d) of the Indenture is amended so that the Interest Rate referred to therein is as follows: Initially, 8.0%. Beginning June 1, 1997, the Interest Rate shall be 8.4%.

               (b) Section 3.01 is amended so that the Interest Rate set forth in the form of Bonds is as follows: Initially, 8.0%.
Beginning June 1, 1997, the Interest Rate shall be 8.4%.

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Indenture shall be a reference to the Indenture as amended by or pursuant to this Amendment.

                              ARTICLE III

                             MISCELLANEOUS

          3.1 Ratification of Indenture. Except as specifically amended by this Amendment, the Indenture and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

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

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Indenture as of the day and year first above written.


                              VILLAGE OF WAUNAKEE, WISCONSIN


                              By:________________________________
                                 Thomas J. Marx, Village President


                              Attest:


                              ___________________________________
                              Kelly P. Frawley, Village Clerk



                              THE BANK OF NEW YORK


                              By:
                              Title:



          Stokely USA, Inc. consents to the execution and delivery of the foregoing Amendment.



                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President
10(kkk)

                  SECOND AMENDMENT TO LOAN AGREEMENT



          This Second Amendment to Loan Agreement, dated as of
March 31, 1997, is by and between Stokely USA, Inc. (the "Borrower") and The Bank of New York, as trustee (the "Trustee").

          WHEREAS, the Village of Waunakee, Wisconsin (the "Issuer") has previously issued $4,000,000 Village of Waunakee, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of June 1, 1989 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of December 1, 1989 (as amended by a First Amendment to Loan Agreement dated as of March 31, 1994, the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan Agreement be amended to change the financial covenants therein; and

          WHEREAS, the Indenture provides that the Loan Agreement may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change the financial covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

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

          1.1 Amendment. "Amendment" shall mean this Second Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a)  Section 7.12 (i) is amended by deleting
"$20,000,000" therein and replacing it with "$4,816,000, which amount shall be increased on the first day of each fiscal quarter, beginning July 1, 1997, by an amount equal to 50% of consolidated net income (but not less than zero) for the immediately preceding fiscal quarter";

               (b) Section 7.12 (ii) is deleted in its entirety and replaced with the following: "a ratio of consolidated current assets to consolidated current liabilities of not less than 1.25 to 1"; and

               (c)  The following is added as Section 7.13:

          Section 7.13. Notices. The Borrower agrees to provide the Trustee with notice of any default under or amendment of the Borrower's Amended and Restated Note Agreements dated as of July 25, 1996.

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

          IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Loan Agreement on the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President


                              THE BANK OF NEW YORK


                              By:
                              Title:

10(lll)

                     FIRST AMENDMENT TO INDENTURE



          This First Amendment to Indenture, dated as of March 31, 1997, is by and between the Village of Poynette, Wisconsin (the
"Issuer") and Norwest Bank Minnesota, N.A., as trustee (the "Trustee").

          WHEREAS, the Issuer has previously issued $6,000,000 Village of Poynette, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of August 1, 1988 (the "Indenture"); and

          WHEREAS, Stokely USA, Inc. (the "Borrower") has requested that the Indenture be amended to increase the interest rate on the Term Bonds due August 1, 1998 and the Term Bonds due August 1, 2001; and

          WHEREAS, the Indenture provides that it may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds and the Borrower; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Indenture to increase the interest rate on the Term Bonds due August 1, 1998 and the Term Bonds due August 1, 2001 and have directed the Trustee to enter into, execute, and deliver an amendment to the Indenture;

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

          1.1 Amendment. "Amendment" shall mean this First Amendment to Indenture.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1  Amendment of Indenture.  Section 2.01(d) of the
Indenture is amended as follows:

               (a) "$1,065,000 Term Bonds due August 1, 1998, bearing interest at the rate of 8.00%" shall be deleted and replaced with "$1,065,000 Term Bonds due August 1, 1998, bearing interest initially at the rate of 8.00%, and beginning August 1, 1997, at the rate of 8.4%"; and

               (b) "$3,580,000 Term Bonds due August 1, 2001, bearing interest at the rate of 8.50%" shall be deleted and replaced with "$3,580,000 Term Bonds due August 1, 2001, bearing interest initially at the rate of 8.50%, and beginning August 1, 1997, at the rate of 8.92%."

          2.2 Miscellaneous Amendments. The Loan Agreement, the Indenture, and all other documents, instruments, and materials executed and delivered heretofore or hereafter pursuant thereto are deemed hereby to be amended so that any reference therein to the Indenture shall be a reference to the Indenture as amended by or pursuant to this Amendment.

                              ARTICLE III

                             MISCELLANEOUS

          3.1 Ratification of Indenture. Except as specifically amended by this Amendment, the Indenture and all other documents, instruments, and materials executed or delivered pursuant thereto, or to secure the same, shall remain in full force and effect.

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

          IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Indenture as of the day and year first above written.


                              VILLAGE OF POYNETTE, WISCONSIN


                              By:________________________________
                                 Jeffrey L. Kostichka,
                                 Village President


                              Attest:


                              ___________________________________
                              David C. Tebo,
                              Village Administrator


                              NORWEST BANK MINNESOTA, N.A.


                              By:
                              Title:



          Stokely USA, Inc. consents to the execution and delivery of the foregoing Amendment.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President
10(mmm)

                  SECOND AMENDMENT TO LOAN AGREEMENT



          This Second Amendment to Loan Agreement, dated as of
March 31, 1997, is by and between Stokely USA, Inc. (the "Borrower") and Norwest Bank Minnesota, N.A., as trustee (the "Trustee").

          WHEREAS, the Village of Poynette, Wisconsin (the "Issuer") has previously issued $6,000,000 Village of Poynette, Wisconsin Industrial Revenue Bonds (Stokely USA, Inc. Project) (the "Bonds") pursuant to an Indenture of Trust dated as of August 1, 1988 (the "Indenture"); and

          WHEREAS, in connection with the issuance of the Bonds, the Borrower and the Issuer entered into a Loan Agreement dated as of August 1, 1988 (as amended by a First Amendment to Loan Agreement dated as of March 31, 1994, the "Loan Agreement") containing certain covenants of the Borrower; and

          WHEREAS, pursuant to the Indenture, the Issuer assigned its rights under the Loan Agreement to the Trustee; and

          WHEREAS, the Borrower has requested that the Loan Agreement be amended to change certain covenants therein; and

          WHEREAS, the Indenture provides that the Loan Agreement may be amended with the consent of owners of not less than a majority in aggregate principal amount of outstanding Bonds; and

          WHEREAS, the owners of a majority in aggregate principal amount of the outstanding Bonds have consented to the amendment of the Loan Agreement to change certain covenants therein and have directed the Trustee to enter into, execute, and deliver an amendment to the Loan Agreement;

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

          1.1 Amendment. "Amendment" shall mean this Second Amendment to Loan Agreement.

          1.2 Other Terms. The other capitalized terms used in this Amendment shall have the definitions specified in the Indenture.

                              ARTICLE II

                              AMENDMENTS

          2.1 Amendment of Loan Agreement. The Loan Agreement is amended as follows:

               (a) Section 5.03 is amended by deleting the second sentence thereof in its entirety;

               (b)  Section 7.12 (i) is amended by deleting
"$20,000,000" therein and replacing it with "$4,816,000, which amount shall be increased on the first day of each fiscal quarter, beginning July 1, 1997, by an amount equal to 50% of consolidated net income (but not less than zero) for the immediately preceding fiscal quarter";

               (c) Section 7.12 (ii) is deleted in its entirety and replaced with the following: "a ratio of consolidated current assets to consolidated current liabilities of not less than 1.25 to 1"; and

               (c)  The following is added as Section 7.13:

          Section 7.13. Notices. The Borrower agrees to provide the Trustee with notice of any default under or amendment of the Borrower's Amended and Restated Note Agreements dated as of July 25, 1996.

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

          IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Loan Agreement as of the day and year first above written.


                              STOKELY USA, INC.


                              By:
                                  Stephen W. Theobald, President



                              NORWEST BANK MINNESOTA, N.A.


                              By:
                              Title:

10(nnn)

           CHANGE IN CONTROL CONTINGENT EMPLOYMENT AGREEMENT



       THIS AGREEMENT, made this 17th day of March, 1997, by and between STOKELY USA, INC., a Wisconsin corporation ("Company"), and Peter P. Caputa, Controller of the Company, ("Employee"),


                         W I T N E S S E T H :


       WHEREAS, sudden takeovers, acquisitions or changes of control of domestic corporations have occurred frequently in recent years, and current conditions may contribute to the continuation or acceleration of this trend; and

       WHEREAS, the possibility of a sudden takeover, acquisition or change of control can create uncertainty of employment and may cause the loss of valuable Company employees, to the detriment of the Company and its shareholders; and

       WHEREAS, it is believed that the detriment described can be substantially reduced by an agreement on the terms hereinafter set forth;

       NOW THEREFORE, in consideration of the foregoing premises and the mutual covenants hereinafter set forth, IT IS AGREED:

       (1) Continued Employment. If a change of control of the Company occurs when the Employee is employed by the Company, the Company will continue thereafter to employ the Employee, and the Employee will remain in the employ of the Company, in accordance with the terms and provisions of this Agreement, for a period of two (2) years following the date of such change ("Employment Period"). As used herein, the phrase "change of control of the Company" means the first to occur of the following:

            (a) The acquisition of more than twenty (20%) percent of the outstanding shares of voting stock of the Company by any person or entity or group thereof acting in concert, excluding affiliates of the Company, by means of an offer made publicly to the holders of all or substantially all of the outstanding shares of the voting stock of the Company to acquire such shares for cash, securities, other property or any combination thereof; or

            (b) Any person or entity acquires, subsequent to the date of this Agreement, beneficial ownership of twenty (20%) percent or more of the then issued and outstanding voting common stock of the Company in any manner other than a purchase of such stock directly from the Company for cash; or

            (c) The sale, assignment or transfer by the Company of all or substantially all of its business or assets, in a transaction or related series of transactions, except any such sales to affiliates of the Company; or

            (d) The Company merges or consolidates or reorganizes with or into any other corporation or corporations other than its affiliates or engages in any other similar business combination or reorganization; or

            (e) A Schedule 13D or its equivalent is filed under the Securities Exchange Act of 1934 with respect to the voting common stock of the Company, by or on behalf of any person (within the meaning of that term as defined in the regulations governing such Schedules), which states expressly or by implication that such person intends to change the management, direction or control of the Company or its policies; or

            (f) A majority of the Board of Directors of the Company does not consist of persons who were serving in that capacity on the date of this Agreement, or who were appointed or nominated to serve as a Director by such persons or by persons who were themselves so appointed or nominated.

       (2) Duties. Unless otherwise agreed by the Company and Employee, during the Employment Period the Employee shall be employed by the Company in the same position as that which the Employee held on the date of the change of control of the Company. In such employment, his duties and authority shall consist of and include all duties and authority customarily performed and held by a person holding an equivalent position with a corporation of similar nature and size, as such duties and authority related to such position are reasonably defined and delegated from time to time by the Board of Directors of the Company. However, no change of the Employee's location of employment to outside the Oconomowoc area, or in the Employee's title, shall be made without the prior written consent of the Employee. The Employee shall have the powers necessary to perform the duties assigned and shall be provided such supporting services, staff, secretarial and other assistance, office space and accouterments as shall be reasonably necessary and appropriate in light of the duties assigned (but in no event, in any case, smaller in size or lesser in quality than that being furnished to the Employee on the date of the change of control of the Company).

            The Employee shall devote his entire business time, energy and skills to such employment while so employed, but the Employee shall not be required to devote more than an average of approximately 45 hours per calendar week to such employment. The Employee shall be entitled to a minimum of three (3) weeks (fifteen [15] working days) of paid vacation annually. The Employee shall have the sole discretion to determine the time and intervals of such vacation.

       (3) Compensation. During the Employment Period, the Employee shall be compensated as follows:

            (a) He shall receive a salary equal to his salary as in effect as of the date of the change of control of the Company, subject to adjustment as hereinafter provided.

            (b) He shall be reimbursed for any and all monies advanced in connection with his employment for reasonable and necessary expenses incurred by him on behalf of the Company.

            (c) He shall be included, to the extent eligible thereunder, in any and all plans providing benefits for the Company's employees, including, but not limited to, life, accidental death and dismemberment, long term disability, hospitalization, medical and retirement, and be provided any and all other benefits and perquisites (including use of an automobile) made available to other employees of comparable status, at the expense of the Company on a comparable basis; and

            (d) He shall be included in all profit sharing, bonus, deferred compensation, split dollar life insurance, and similar or comparable plans customarily extended by the Company to corporate officers and key employees of the Company.

       (4) Annual Compensation Adjustments. The Board of Directors of the Company, or an appropriate committee thereof, will consider and appraise the contributions of the Employee to the Company's operating efficiency, growth, production and profits, at least annually during the Employment Period, and in accordance with past practice, the Employee's compensation rate shall be annually adjusted upward to be commensurate with increases given to other employees of comparable status generally and as the scope and success of the Company's operations or the Employee's duties expand.

       (5) Retirement. If, during the Employment Period, or during the applicable period, if any, described in paragraph (7), the Employee shall deliver to the Company a statement signed by him, stating that the Employee voluntarily chooses to retire early from the Company, or if the Employee shall reach the age of 65, or shall, with the mutual agreement of the Company, agree in writing on early retirement, then this Agreement shall terminate on the effective date of such event and the terms of the Company's retirement policies or such mutual agreement shall immediately become effective.

       (6)  Termination Other Than for Cause.

            (a) If, during the Employment Period, the Company shall terminate the employment of the Employee for any reason other than the reasons set forth in paragraph (5) above or paragraph (7) below, thereafter he or his personal representatives shall continue to be paid monthly an amount equal to his then current monthly base salary plus one-twelfth (1/12th) of the annual average of the executive incentive program payments and all bonuses paid to the Employee in the preceding five (5) years, and he shall be entitled to continue life, accidental death and dismemberment, long term disability and hospitalization and medical insurances in effect at the time of his termination and shall receive the other employee benefits and perquisites described in subparagraphs (3)(c) and (3)(d) hereof, for the remainder of the Employment Period or as specified by Federal law, whichever time period is longer.

            (b) If, during the Employment Period, the Employee's duties shall be changed substantially without his written consent from those specified in paragraph (2) or he shall fail to be re-elected or he shall be removed as a corporate officer of the Company, or if the Company violates this Agreement, the Employee shall have the right to elect to terminate his employment under this Agreement; and if he so elects, he or his personal representatives shall continue to be paid monthly an amount equal to his then current monthly base salary plus one-twelfth (1/12th) of the average of incentive program payments and all bonuses paid to the Employee in the preceding five (5) years, and he shall be entitled to participate in group life, hospitalization and medical insurance in effect at the time of his termination and shall receive the other employee benefits and perquisites described in subparagraphs (3)(c) and (3)(d) hereof, for the remainder of the Employment Period.

       (7) Termination for Cause. Employee agrees that this Agreement may be terminated by the Company at any time for cause, which shall mean only death, conviction for criminal fraud, the commission of a felony, or becoming the subject of a final nonappealable judgement of a court of competent jurisdiction holding that the Employee is liable to the Company for damages for obtaining a personal benefit in a transaction adverse to the interest of the Company. In the event this Agreement is terminated for cause, the Employee shall forfeit his right to any and all benefits he would otherwise have been entitled thereafter to receive under the Agreement.

       (8) Enforceability. The parties agree that nothing in this Agreement shall in any way abrogate the right of the Company and the Employee to enforce by injunction or otherwise the due and proper performance and observance of the several covenants herein contained to be performed by the Employee or the Company or to recover damages for breach thereof.

       (9) Successors and Assigns. If the Company sells, assigns or transfers all or substantially all of its business and assets to any person, excluding affiliates of the Company, or if the Company merges into or consolidates or otherwise combines with any person which is a continuing or successor entity, then the Company shall assign all of its right, title and interest in this Agreement as of the date of such event to the person which is either the acquiring or successor corporation, and such person(s) shall assume and perform from and after the date of such assignment all of the terms, conditions and provisions imposed by this Agreement upon the Company. In case of such assignment by the Company and of assumption and agreement by such person(s), all further rights as well as all other obligations of the Company under this Agreement thenceforth shall cease and terminate and thereafter the expression "the Company" wherever used herein shall be deemed to mean such person(s).

       (10) Affiliate. The term "affiliate" as used in this Agreement means any corporation more than fifty (50%) percent of the outstanding voting common stock of which is owned at the time by the Company or an affiliate of the Company.

       (11) Supplemental Agreement. This Agreement supplements, and is not an amendment to or in derogation of, any other agreement between the Company and the Employee relating to the employment or the terms and conditions thereof. No person, other than such person as may be designated by the Board of Directors of the Company, shall have any authority on behalf of the Company to agree to modify or change this Agreement. This Agreement supersedes and replaces any prior Change in Control Contingent Employment Agreement or agreements between Company and Employee.

       (12) Severability. This Agreement is to be governed by and construed under the laws of the State of Wisconsin. If any provision of this Agreement shall be held invalid and unenforceable for any reason, such provision shall be deemed deleted and the remainder of the Agreement shall be valid and enforceable without such provision.

       (13) Termination of Agreement. The Company has the right to terminate the employment of the Employee except in contemplation of a change in control of the Company, and the Employee may elect at his discretion to terminate his employment, at any time prior to a change in control of the Company, in either of which events this Agreement shall terminate.

       IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and its corporate seal affixed and attested by its duly authorized officers, and the Employee has hereunto set his hand and seal as of the date first above written.

                                   STOKELY USA, INC.



                                   By ______________________________
                                          Stephen Theobald

(Corporate Seal)                   Its:  President




                                   EMPLOYEE: Peter P. Caputa


                                   _________________________________
                                   Peter P. Caputa

10(ooo)

           CHANGE IN CONTROL CONTINGENT EMPLOYMENT AGREEMENT



       THIS AGREEMENT, made this 16th day of October, 1992, by and between STOKELY USA, INC., a Wisconsin corporation ("Company"), and John McCormick, Vice President of Oconomowoc Canning Company, Inc., ("Employee"),


                         W I T N E S S E T H :


       WHEREAS, sudden takeovers, acquisitions or changes of control of domestic corporations have occurred frequently in recent years, and current conditions may contribute to the continuation or acceleration of this trend; and

       WHEREAS, the possibility of a sudden takeover, acquisition or change of control can create uncertainty of employment and may cause the loss of valuable Company employees, to the detriment of the Company and its shareholders; and

       WHEREAS, it is believed that the detriment described can be substantially reduced by an agreement on the terms hereinafter set forth;

       NOW THEREFORE, in consideration of the foregoing premises and the mutual covenants hereinafter set forth, IT IS AGREED:

       (1) Continued Employment. If a change of control of the Company occurs when the Employee is employed by the Company, the Company will continue thereafter to employ the Employee, and the Employee will remain in the employ of the Company, in accordance with the terms and provisions of this Agreement, for a period of one (1) year following the date of such change ("Employment Period"). As used herein, the phrase "change of control of the Company" means the first to occur of the following:

            (a) The acquisition of more than twenty (20%) percent of the outstanding shares of voting stock of the Company by any person or entity or group thereof acting in concert, excluding affiliates of the Company, by means of an offer made publicly to the holders of all or substantially all of the outstanding shares of the voting stock of the Company to acquire such shares for cash, securities, other property or any combination thereof; or

            (b) Any person or entity acquires, subsequent to the date of this Agreement, beneficial ownership of twenty (20%) percent or more of the then issued and outstanding voting common stock of the Company in any manner other than a purchase of such stock directly from the Company for cash; or

            (c) The sale, assignment or transfer by the Company of all or substantially all of its business or assets, in a transaction or related series of transactions, except any such sales to affiliates of the Company; or

            (d) The Company merges or consolidates or reorganizes with or into any other corporation or corporations other than its affiliates or engages in any other similar business combination or reorganization; or

            (e) A Schedule 13D or its equivalent is filed under the Securities Exchange Act of 1934 with respect to the voting common stock of the Company, by or on behalf of any person (within the meaning of that term as defined in the regulations governing such Schedules), which states expressly or by implication that such person intends to change the management, direction or control of the Company or its policies; or

            (f) A majority of the Board of Directors of the Company does not consist of persons who were serving in that capacity on the date of this Agreement, or who were appointed or nominated to serve as a Director by such persons or by persons who were themselves so appointed or nominated.

       (2) Duties. Unless otherwise agreed by the Company and Employee, during the Employment Period the Employee shall be employed by the Company in the same position as that which the Employee held on the date of the change of control of the Company. In such employment, his duties and authority shall consist of and include all duties and authority customarily performed and held by a person holding an equivalent position with a corporation of similar nature and size, as such duties and authority related to such position are reasonably defined and delegated from time to time by the Board of Directors of the Company. However, no change of the Employee's location of employment to outside the Oconomowoc area, or in the Employee's title, shall be made without the prior written consent of the Employee. The Employee shall have the powers necessary to perform the duties assigned and shall be provided such supporting services, staff, secretarial and other assistance, office space and accouterments as shall be reasonably necessary and appropriate in light of the duties assigned (but in no event, in any case, smaller in size or lesser in quality than that being furnished to the Employee on the date of the change of control of the Company).

            The Employee shall devote his entire business time, energy and skills to such employment while so employed, but the Employee shall not be required to devote more than an average of approximately 45 hours per calendar week to such employment. The Employee shall be entitled to a minimum of three (3) weeks (fifteen [15] working days) of paid vacation annually. The Employee shall have the sole discretion to determine the time and intervals of such vacation.

       (3) Compensation. During the Employment Period, the Employee shall be compensated as follows:

            (a) He shall receive a salary equal to his salary as in effect as of the date of the change of control of the Company, subject to adjustment as hereinafter provided.

            (b) He shall be reimbursed for any and all monies advanced in connection with his employment for reasonable and necessary expenses incurred by him on behalf of the Company.

            (c) He shall be included, to the extent eligible thereunder, in any and all plans providing benefits for the Company's employees, including, but not limited to, life, accidental death and dismemberment, long term disability, hospitalization, medical and retirement, and be provided any and all other benefits and perquisites (including use of an automobile) made available to other employees of comparable status, at the expense of the Company on a comparable basis; and

            (d) He shall be included in all profit sharing, bonus, deferred compensation, split dollar life insurance, and similar or comparable plans customarily extended by the Company to corporate officers and key employees of the Company.

       (4) Annual Compensation Adjustments. The Board of Directors of the Company, or an appropriate committee thereof, will consider and appraise the contributions of the Employee to the Company's operating efficiency, growth, production and profits, at least annually during the Employment Period, and in accordance with past practice, the Employee's compensation rate shall be annually adjusted upward to be commensurate with increases given to other employees of comparable status generally and as the scope and success of the Company's operations or the Employee's duties expand.

       (5) Retirement. If, during the Employment Period, or during the applicable period, if any, described in paragraph (7), the Employee shall deliver to the Company a statement signed by him, stating that the Employee voluntarily chooses to retire early from the Company, or if the Employee shall reach the age of 65, or shall, with the mutual agreement of the Company, agree in writing on early retirement, then this Agreement shall terminate on the effective date of such event and the terms of the Company's retirement policies or such mutual agreement shall immediately become effective.

       (6)  Termination Other Than for Cause.

            (a) If, during the Employment Period, the Company shall terminate the employment of the Employee for any reason other than the reasons set forth in paragraph (5) above or paragraph (7) below, thereafter he or his personal representatives shall continue to be paid monthly an amount equal to his then current monthly base salary plus one-twelfth (1/12th) of the annual average of the executive incentive program payments and all bonuses paid to the Employee in the preceding five (5) years, and he shall be entitled to continue life, accidental death and dismemberment, long term disability and hospitalization and medical insurances in effect at the time of his termination and shall receive the other employee benefits and perquisites described in subparagraphs (3)(c) and (3)(d) hereof, for the remainder of the Employment Period or as specified by Federal law, whichever time period is longer.

            (b) If, during the Employment Period, the Employee's duties shall be changed substantially without his written consent from those specified in paragraph (2) or he shall fail to be re-elected or he shall be removed as a corporate officer of the Company, or if the Company violates this Agreement, the Employee shall have the right to elect to terminate his employment under this Agreement; and if he so elects, he or his personal representatives shall continue to be paid monthly an amount equal to his then current monthly base salary plus one-twelfth (1/12th) of the average of incentive program payments and all bonuses paid to the Employee in the preceding five (5) years, and he shall be entitled to participate in group life, hospitalization and medical insurance in effect at the time of his termination and shall receive the other employee benefits and perquisites described in subparagraphs (3)(c) and (3)(d) hereof, for the remainder of the Employment Period.

       (7) Termination for Cause. Employee agrees that this Agreement may be terminated by the Company at any time for cause, which shall mean only death, conviction for criminal fraud, the commission of a felony, or becoming the subject of a final nonappealable judgement of a court of competent jurisdiction holding that the Employee is liable to the Company for damages for obtaining a personal benefit in a transaction adverse to the interest of the Company. In the event this Agreement is terminated for cause, the Employee shall forfeit his right to any and all benefits he would otherwise have been entitled thereafter to receive under the Agreement.

       (8) Enforceability. The parties agree that nothing in this Agreement shall in any way abrogate the right of the Company and the Employee to enforce by injunction or otherwise the due and proper performance and observance of the several covenants herein contained to be performed by the Employee or the Company or to recover damages for breach thereof.

       (9) Successors and Assigns. If the Company sells, assigns or transfers all or substantially all of its business and assets to any person, excluding affiliates of the Company, or if the Company merges into or consolidates or otherwise combines with any person which is a continuing or successor entity, then the Company shall assign all of its right, title and interest in this Agreement as of the date of such event to the person which is either the acquiring or successor corporation, and such person(s) shall assume and perform from and after the date of such assignment all of the terms, conditions and provisions imposed by this Agreement upon the Company. In case of such assignment by the Company and of assumption and agreement by such person(s), all further rights as well as all other obligations of the Company under this Agreement thenceforth shall cease and terminate and thereafter the expression "the Company" wherever used herein shall be deemed to mean such person(s).

       (10) Affiliate. The term "affiliate" as used in this Agreement means any corporation more than fifty (50%) percent of the outstanding voting common stock of which is owned at the time by the Company or an affiliate of the Company.

       (11) Supplemental Agreement. This Agreement supplements, and is not an amendment to or in derogation of, any other agreement between the Company and the Employee relating to the employment or the terms and conditions thereof. No person, other than such person as may be designated by the Board of Directors of the Company, shall have any authority on behalf of the Company to agree to modify or change this Agreement. This Agreement supersedes and replaces any prior Change in Control Contingent Employment Agreement or agreements between Company and Employee.

       (12) Severability. This Agreement is to be governed by and construed under the laws of the State of Wisconsin. If any provision of this Agreement shall be held invalid and unenforceable for any reason, such provision shall be deemed deleted and the remainder of the Agreement shall be valid and enforceable without such provision.

       (13) Termination of Agreement. The Company has the right to terminate the employment of the Employee except in contemplation of a change in control of the Company, and the Employee may elect at his discretion to terminate his employment, at any time prior to a change in control of the Company, in either of which events this Agreement shall terminate.

       IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and its corporate seal affixed and attested by its duly authorized officers, and the Employee has hereunto set his hand and seal as of the date first above written.

                                   STOKELY USA, INC.



                                   By ______________________________
                                          Robert M. Brill

(Corporate Seal)                   Its: Secretary




                                   EMPLOYEE: John McCormick


                                   _________________________________
                                   John McCormick

10(ppp)

                           CHANGE IN CONTROL
                    CONTINGENT EMPLOYMENT AGREEMENT



       THIS AGREEMENT, made this 11th day of February, 1997, by and between STOKELY USA, INC., a Wisconsin corporation ("Company"), and Jack McDowell, Vice President in charge of Manufacturing of the Company, ("Employee"),


                         W I T N E S S E T H :


       WHEREAS, sudden takeovers, acquisitions or changes of control of domestic corporations have occurred frequently in recent years, and current conditions may contribute to the continuation or acceleration of this trend; and

       WHEREAS, the possibility of a sudden takeover, acquisition or change of control can create uncertainty of employment and may cause the loss of valuable Company employees, to the detriment of the Company and its shareholders; and

       WHEREAS, it is believed that the detriment described can be substantially reduced by an agreement on the terms hereinafter set forth;

       NOW THEREFORE, in consideration of the foregoing premises and the mutual covenants hereinafter set forth, IT IS AGREED:

       (1) Continued Employment. If a change of control of the Company occurs when the Employee is employed by the Company, the Company will continue thereafter to employ the Employee, and the Employee will remain in the employ of the Company, in accordance with the terms and provisions of this Agreement, for a period of two (2) years following the date of such change ("Employment Period"). As used herein, the phrase "change of control of the Company" means the first to occur of the following:

            (a) The acquisition of more than twenty (20%) percent of the outstanding shares of voting stock of the Company by any person or entity or group thereof acting in concert, excluding affiliates of the Company, by means of an offer made publicly to the holders of all or substantially all of the outstanding shares of the voting stock of the Company to acquire such shares for cash, securities, other property or any combination thereof; or

            (b) Any person or entity acquires, subsequent to the date of this Agreement, beneficial ownership of twenty (20%) percent or more of the then issued and outstanding voting common stock of the Company in any manner other than a purchase of such stock directly from the Company for cash; or

            (c) The sale, assignment or transfer by the Company of all or substantially all of its business or assets, in a transaction or related series of transactions, except any such sales to affiliates of the Company; or

            (d) The Company merges or consolidates or reorganizes with or into any other corporation or corporations other than its affiliates or engages in any other similar business combination or reorganization; or

            (e) A Schedule 13D or its equivalent is filed under the Securities Exchange Act of 1934 with respect to the voting common stock of the Company, by or on behalf of any person (within the meaning of that term as defined in the regulations governing such Schedules), which states expressly or by implication that such person intends to change the management, direction or control of the Company or its policies; or

            (f) A majority of the Board of Directors of the Company does not consist of persons who were serving in that capacity on the date of this Agreement, or who were appointed or nominated to serve as a Director by such persons or by persons who were themselves so appointed or nominated.

       (2) Duties. Unless otherwise agreed by the Company and Employee, during the Employment Period the Employee shall be employed by the Company in the same position as that which the Employee held on the date of the change of control of the Company. In such employment, his duties and authority shall consist of and include all duties and authority customarily performed and held by a person holding an equivalent position with a corporation of similar nature and size, as such duties and authority related to such position are reasonably defined and delegated from time to time by the Board of Directors of the Company. However, no change of the Employee's location of employment to outside the Oconomowoc area, or in the Employee's title, shall be made without the prior written consent of the Employee. The Employee shall have the powers necessary to perform the duties assigned and shall be provided such supporting services, staff, secretarial and other assistance, office space and accouterments as shall be reasonably necessary and appropriate in light of the duties assigned (but in no event, in any case, smaller in size or lesser in quality than that being furnished to the Employee on the date of the change of control of the Company).

            The Employee shall devote his entire business time, energy and skills to such employment while so employed, but the Employee shall not be required to devote more than an average of approximately 45 hours per calendar week to such employment. The Employee shall be entitled to a minimum of three (3) weeks (fifteen [15] working days) of paid vacation annually. The Employee shall have the sole discretion to determine the time and intervals of such vacation.

       (3) Compensation. During the Employment Period, the Employee shall be compensated as follows:

            (a) He shall receive a salary equal to his salary as in effect as of the date of the change of control of the Company, subject to adjustment as hereinafter provided.

            (b) He shall be reimbursed for any and all monies advanced in connection with his employment for reasonable and necessary expenses incurred by him on behalf of the Company.

            (c) He shall be included, to the extent eligible thereunder, in any and all plans providing benefits for the Company's employees, including, but not limited to, life, accidental death and dismemberment, long term disability, hospitalization, medical and retirement, and be provided any and all other benefits and perquisites (including use of an automobile) made available to other employees of comparable status, at the expense of the Company on a comparable basis; and

            (d) He shall be included in all profit sharing, bonus, deferred compensation, split dollar life insurance, and similar or comparable plans customarily extended by the Company to corporate officers and key employees of the Company.

       (4) Annual Compensation Adjustments. The Board of Directors of the Company, or an appropriate committee thereof, will consider and appraise the contributions of the Employee to the Company's operating efficiency, growth, production and profits, at least annually during the Employment Period, and in accordance with past practice, the Employee's compensation rate shall be annually adjusted upward to be commensurate with increases given to other employees of comparable status generally and as the scope and success of the Company's operations or the Employee's duties expand.

       (5) Retirement. If, during the Employment Period, or during the applicable period, if any, described in paragraph (7), the Employee shall deliver to the Company a statement signed by him, stating that the Employee voluntarily chooses to retire early from the Company, or if the Employee shall reach the age of 65, or shall, with the mutual agreement of the Company, agree in writing on early retirement, then this Agreement shall terminate on the effective date of such event and the terms of the Company's retirement policies or such mutual agreement shall immediately become effective.

       (6)  Termination Other Than for Cause.

            (a) If, during the Employment Period, the Company shall terminate the employment of the Employee for any reason other than the reasons set forth in paragraph (5) above or paragraph (7) below, thereafter he or his personal representatives shall continue to be paid monthly an amount equal to his then current monthly base salary plus one-twelfth (1/12th) of the annual average of the executive incentive program payments and all bonuses paid to the Employee in the preceding five (5) years, and he shall be entitled to continue life, accidental death and dismemberment, long term disability and hospitalization and medical insurances in effect at the time of his termination and shall receive the other employee benefits and perquisites described in subparagraphs (3)(c) and (3)(d) hereof, for the remainder of the Employment Period or as specified by Federal law, whichever time period is longer.

            (b) If, during the Employment Period, the Employee's duties shall be changed substantially without his written consent from those specified in paragraph (2) or he shall fail to be re-elected or he shall be removed as a corporate officer of the Company, or if the Company violates this Agreement, the Employee shall have the right to elect to terminate his employment under this Agreement; and if he so elects, he or his personal representatives shall continue to be paid monthly an amount equal to his then current monthly base salary plus one-twelfth (1/12th) of the average of incentive program payments and all bonuses paid to the Employee in the preceding five (5) years, and he shall be entitled to participate in group life, hospitalization and medical insurance in effect at the time of his termination and shall receive the other employee benefits and perquisites described in subparagraphs (3)(c) and (3)(d) hereof, for the remainder of the Employment Period.

       (7) Termination for Cause. Employee agrees that this Agreement may be terminated by the Company at any time for cause, which shall mean only death, conviction for criminal fraud, the commission of a felony, or becoming the subject of a final nonappealable judgement of a court of competent jurisdiction holding that the Employee is liable to the Company for damages for obtaining a personal benefit in a transaction adverse to the interest of the Company. In the event this Agreement is terminated for cause, the Employee shall forfeit his right to any and all benefits he would otherwise have been entitled thereafter to receive under the Agreement.

       (8) Enforceability. The parties agree that nothing in this Agreement shall in any way abrogate the right of the Company and the Employee to enforce by injunction or otherwise the due and proper performance and observance of the several covenants herein contained to be performed by the Employee or the Company or to recover damages for breach thereof.

       (9) Successors and Assigns. If the Company sells, assigns or transfers all or substantially all of its business and assets to any person, excluding affiliates of the Company, or if the Company merges into or consolidates or otherwise combines with any person which is a continuing or successor entity, then the Company shall assign all of its right, title and interest in this Agreement as of the date of such event to the person which is either the acquiring or successor corporation, and such person(s) shall assume and perform from and after the date of such assignment all of the terms, conditions and provisions imposed by this Agreement upon the Company. In case of such assignment by the Company and of assumption and agreement by such person(s), all further rights as well as all other obligations of the Company under this Agreement thenceforth shall cease and terminate and thereafter the expression "the Company" wherever used herein shall be deemed to mean such person(s).

       (10) Affiliate. The term "affiliate" as used in this Agreement means any corporation more than fifty (50%) percent of the outstanding voting common stock of which is owned at the time by the Company or an affiliate of the Company.

       (11) Supplemental Agreement. This Agreement supplements, and is not an amendment to or in derogation of, any other agreement between the Company and the Employee relating to the employment or the terms and conditions thereof. No person, other than such person as may be designated by the Board of Directors of the Company, shall have any authority on behalf of the Company to agree to modify or change this Agreement. This Agreement supersedes and replaces any prior Change in Control Contingent Employment Agreement or agreements between Company and Employee.

       (12) Severability. This Agreement is to be governed by and construed under the laws of the State of Wisconsin. If any provision of this Agreement shall be held invalid and unenforceable for any reason, such provision shall be deemed deleted and the remainder of the Agreement shall be valid and enforceable without such provision.

       (13) Termination of Agreement. The Company has the right to terminate the employment of the Employee except in contemplation of a change in control of the Company, and the Employee may elect at his discretion to terminate his employment, at any time prior to a change in control of the Company, in either of which events this Agreement shall terminate.

       IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and its corporate seal affixed and attested by its duly authorized officers, and the Employee has hereunto set his hand and seal as of the date first above written.


       STOKELY USA, INC.



       By ______________________________

       Stephen Theobald, (Corporate Seal)


       Its:  President



       EMPLOYEE:


       _________________________________

10(qqq)






May 29, 1996


Mr. Vernon L. Wiersma
38080 Lakeland Drive
Oconomowoc, Wisconsin 53066

Dear Vern:

       The following will serve to set forth the terms and conditions of your resignation as President and a Director of Stokely USA, Inc. ("Stokely"):

       (l) Compensation. Your resignation as President and a Director of Stokely was effective as of the close of business on April 16, 1996. You also agree to resign as a member of the Advisory
Committee under the Stokely Employee Profit Sharing Retirement Plan,
(the "Plan").

       You shall continue to be paid by Stokely at your present aggregate base salary of $220,000 per year from the date of your resignation through May 30, 1998 at a rate of $18,333.33 per month. These payments shall also constitute compensation for any accrued vacation to which you may be entitled. In the event of a change of control of Stokely as defined in paragraph (5) hereof, you shall be paid the then present value of such monthly payments in a single sum.

       Stokely shall also pay to you in a single lump sum any amounts in your Deferred Account under the Deferred Compensation Agreement for Highly Compensated Employees entered into with you as of January 1, 1995.

       Stokely will no longer make any contributions to any Stokely retirement, profit-sharing or similar plan under which you are a participant nor will any incentive compensation be paid to or accrued for you under any incentive compensation plan provided for the officers or employees of Stokely as of this date or as may be established at a future date.

       You are currently insured under a CIGNA split-dollar life insurance contract with a current surrender value of $92,377.32. To date Stokely has paid premiums for the maintenance of this contract of $88,851.00. Under the terms of the agreement with respect to the contract between Stokely and you, you are entitled to the difference between the surrender value and the premium paid by Stokely for the maintenance of the contract. The semi-annual premium for the contract is $14,523. Stokely agrees to continue to pay the premiums on this split-dollar contract through May 30, 1998 under the present agreement whereby premiums paid by Stokely are appropriately repaid upon transfer of the policy or upon your demise. You will be entitled to acquire the contract as of May 30, 1998 by paying to Stokely the aggregate premiums paid by Stokely with respect to the policy to such date.

       (2) Benefits Plans. For the period through May 30, 1998 Stokely will continue participation in the group health and disability insurance programs at your current participation level for you and your eligible dependents at the same cost to you as at the date of your resignation. Your rights (or those of your wife in the event of your death prior to May 30, 1998) with respect to continued insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, and Wisconsin law will begin May 30, 1998, and continue for a period of 18 months thereafter. Notwithstanding the foregoing, if you obtain other full-time employment prior to May 30, 1998, participation in such program shall terminate as of the effective date of your new employer's health insurance program, but not later
than May 30, 1998.   You agree to notify Stokely if you obtain new
full-time employment prior to May 30,1998.

       (3) Prior Death. In the event of your death prior to May 30, 1998, the salary continuation payable to you in accordance with paragraph (l) hereof shall be paid to your widow if she is then surviving or to the personal representative of your estate if she is then deceased. The payment of such amount shall also be made whether or not you obtain other employment prior to May 30, 1998.

       In the event of your death prior to May 30,1998 and prior to the effective date of a new employer's health insurance program, the coverage provided in paragraph (2) hereof shall continue for your widow until May 30, 1998.

       (4) Restricted Stock Grant. Under date of June 16, 1995 Stokely granted to you Fifty Thousand (50,000) shares of Common Stock under certain terms and conditions. The grant provided the shares would be issued in your name, but would be subject to certain restrictions which would be released only as provided in the grant. The grant provided for the vesting of Twelve Thousand Five Hundred (12,500) shares annually for four years commencing on June 1, 1996. In recognition that a portion of this grant reflected compensation for prior services, Stokely agrees to fully vest one-half (1/2) of the total grant or Twenty-Five Thousand (25,000) shares and to deliver two certificates for Twelve Thousand Five Hundred (12,500) shares each to you without further restriction. Stokely also acknowledges it is obligated under the grant to pay to you as additional compensation an amount equal to your income tax payable upon the release of such shares and the receipt of such cash payment. Appropriate calculation of this tax indemnification amount shall be mutually agreed upon between you and Stokely. The delivery of the certificates free of such restrictions, and the payment of the additional compensation, will be accomplished promptly after expiration of the seven-day period specified below, but no later than June 30, 1996. You recognize such shares may constitute restricted securities under Rule 144 issued under the Securities Act of 1933 and that you may be required to retain ownership for a period of up to two years (possibly to be reduced to one year) following date of the grant of the shares to you. Stokely will arrange for the free transferability of the shares promptly following expiration of such period.

       All rights you had as of April 16, 1996, under agreements and/or plans with respect to options to purchase Stokely stock will remain in effect in accordance with the terms of such agreements and/or plans.

       (5) Supplemental Employee Retirement Plan. You are a class one participant in the Supplemental Employee Retirement Plan ("SERP") adopted by Stokely under date of March 8, 1995, and under the provisions of the SERP, are to receive a monthly benefit for a period of ten (10) years following retirement equivalent to one-twelfth (1/12th) of forty percent (40%) of the salary and wages, excluding bonuses paid by Stokely to you for the preceding twelve (12) month period. Benefits in the SERP vest at the rate of four percent (4%) per year from the date of employment. Since you joined Stokely in 1973, you are ninety-two percent (92%) vested in the SERP benefits. Based upon your salary as of the date of your resignation and ninety-two percent (92%) vesting, you will be entitled to a monthly benefit of $6,756.67 payable at the date you reach age 65 for a period of ten (10) years. Stokely agrees to provide this benefit to you at such time, under the terms and conditions of the SERP.

       In the event of a change of control of Stokely, Stokely agrees to cause to be paid to you the then present value of such benefits, discounted at the rate of 7% per annum, in a single sum. "Change of control" shall mean the first to occur of any of the events specified in paragraph (1) of that certain Change of Control Contingent Employment Agreement between Stokely and you dated October 16, 1992 (this reference to continue to apply despite the termination of such agreement).

       (6) Outplacement and Legal Fees. In lieu of providing you with outplacement services, Stokely will pay you a lump sum of $20,000 promptly after expiration of the seven-day period specified below, but no later than June 30, 1996.

       Stokely will also will pay to Godfrey & Kahn S.C. $5,000 as an allowance toward payment of the fees of that firm who assisted you in negotiating this agreement. The parties agree that such amount does not constitute wages for income tax purposes.

       (7) Releases. In consideration of the above described compensation and benefits, you agree to release Stokely and its officers, directors, employees, agents and representatives from any and all claims and causes of action, past, present and future, known or unknown, in law or equity arising out of or in any way concerned with or relating to your employment by or your separation from Stokely (except for claims and causes of action arising out of this agreement and arising under plans or agreements which are indicated under this agreement to have continuing applicability, including, but not limited to: breach of contract, impairment of economic opportunity, infliction of emotional distress, defamation of reputation, any intentional or negligent tort, and any alleged violations arising under any federal, state or equal employment law, ordinance, regulation or order, including, but not limited to, Title VII of the Civil Rights Act of l964, as amended, the Age Discrimination Act of l967, as amended, or any Wisconsin human rights laws.

       Stokely does hereby release and forever discharge and agrees to hold harmless you and your heirs and personal representatives from any and all actions, claims and demands of whatever nature now existing or which may hereafter arise out of your employment by Stokely through the date hereof or arise out of your service as a director or officer of Stokely, except for willful misconduct. In the event of a third party claim against you arising out of your employment or service as a director or officer of Stokely, Stokely shall indemnify you to the extent provided in the Wisconsin Business Corporation Law and the By-Laws of Stokely. Your rights under Article III of the Stokely By-Laws as in effect on April 16, 1996, will remain in full force and effect regardless of your resignation or future amendments of such By-Laws.

        (8) Confidential Information. You agree that you will not, for a period of two years following the date of this agreement, without the prior written consent of the President of Stokely, (i) utilize or divulge any confidential information you have at any time received or obtained in connection with your employment by Stokely or, (ii) solicit or otherwise attempt to entice away any employee of Stokely from his or her employment with Stokely or, (iii) engage in any personal activity to disparage or otherwise adversely affect the business reputation of Stokely or any of its directors, officers or employees; provided, however, that the foregoing shall not be construed to prohibit you from obtaining employment with a competitor of Stokely or utilizing your personal experience and knowledge in such employment. You also agree that any breach of the foregoing agreements on your part shall constitute a basis for Stokely to seek to have a Court terminate any further payments and benefits provided for you herein.

       It is specifically understood that the burden of establishing any breach by you of the this restriction and the extent of damages, if any, to Stokely as a result of such breach shall be on Stokely and that any such breach may be established only by clear and convincing evidence that you specifically engaged in the conduct or activity prohibited by the foregoing.

       "Confidential information" shall not include any information
(i) which is in the public domain, or (ii) which is not acquired directly or indirectly from you, or (iii) which you may be required to provide by the order of a court of competent jurisdiction or other lawful legal process. Both parties agree to keep the terms of this agreement confidential, except as required by law.

       Stokely also agrees not to disparage or otherwise adversely affect your reputation following the execution hereof. Stokely will respond to any inquiries from prospective employers by or on behalf of Stokely, regarding your employment and resignation substantially to the effect of the Reason for Leaving Statement attached to this letter. Explanations by you of the difference in direction referred to in such statement will not constitute a violation of this paragraph.

       (9) Withholding and Assignment. All payments under this Agreement shall be subject to deduction on account of federal income tax, social security, state income and other withholding which may be applicable.

       You shall have no right of assignment or transfer of any rights or any sums that may accrue to you hereunder except upon your death, nor shall any creditor or other claimant have any right to assert any interest in or right to receive such sums, either by voluntary or involuntary act on your part or by writ of garnishment or attachment or otherwise.

       (10) Litigation Assistance. You agree to cooperate with Stokely and its counsel in regard to any litigation presently pending or subsequently initiated involving matters of which you have particular knowledge as a result of your employment with Stokely. Such cooperation shall consist of making yourself available at reasonable times for consultation with officers of Stokely and its counsel and your availability for depositions or other similar activity should the occasion arise. Stokely will pay you at the rate of $175 per hour for any such assistance. In addition, reasonable travel costs and out-of-pocket expenses in connection with such cooperation shall be reimbursed to you by Stokely.

       (11) Binding Effect. This letter shall be binding upon Stokely and its successors and assigns in accordance with the terms and provisions hereof. This agreement shall also be binding upon you and your heirs and personal representatives and, other than as specifically provided herein, your rights hereunder shall not be assignable to any other person or entity.

       This letter represents the full agreement between Stokely and you and you acknowledge that there are no other obligations of any kind or type owed to you and that you have no claims of any type against Stokely arising out of your employment other than as specifically provided herein. You have acknowledged that you have read this letter and particularly the release contained in paragraph (7) hereof and understand its contents and agree to its terms and conditions of your own free will; you have been advised to consult with legal counsel prior to signing this letter; the consideration you will receive in exchange for signing this letter is in excess of any amount or benefits to which you would otherwise be entitled under the severance program of Stokely; you have twenty-one (21) days from the date of this letter in which to consider whether to accept it; and, you will have seven (7) days after the execution of this letter in which to revoke your acceptance. Stokely acknowledges that it has no claims of any type against you other than as specifically provided herein.

       We believe the foregoing completely sets forth the terms and conditions of our agreement with you on the subjects described above. If you acquiesce in the foregoing, we ask that, after review with counsel should you so choose and with the time noted above, you execute a copy of this letter provided for that purpose, where indicated, and return it to the undersigned, at which time (after the seven (7) day revocation period noted above) this letter shall constitute a binding agreement between Stokely and you.

       Please signify in the space indicated and on your copy hereof, your agreement with and acceptance of the foregoing terms and conditions.

                                    Very truly yours,

                                         STOKELY USA, INC.


                               By
                                      Frank J. Pelisek
                                    Chairman of the Board
The foregoing is agreed and
accepted this _____ day of
May, 1996.


______________________________
Vernon L. Wiersma

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



D & K FROZEN FOODS, INC., incorporated in Washington, August 22, 1977.

     President                           Stephen W. Theobald
     Treasurer                           Stephen W. Theobald
     Secretary                           Robert M. Brill
     Director                            Stephen W. Theobald




STOKELY U.K. LIMITED, incorporated in England on May 17, 1991.


     President                           Stephen W. Theobald
     Treasurer                           Stephen W. Theobald
     Secretary                           Stephen W. Theobald
     Directors                           Stephen W. Theobald
                                         Peter P. Caputa
                                         Robert M. Brill

EXHIBIT 23.1





INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-18801 and Registration Statement No. 33-60911 of Stokely USA, Inc. and subsidiaries, on Form S-8 of our report dated June 19, 1997 appearing in the Annual Report on Form 10-K of Stokely USA, Inc. and subsidiaries for the year ended March 31, 1997.







DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
June 19, 1997

EXHIBIT 27.1


Period Type                              12 Mos
Period Year end                          3/31/97
Period End                               3/31/97
Cash                                     1,660
Securities                               0
Receivables                              11,142
Allowances                               508
Inventory                                73,785
Current Assets                           87,344
PP&E                                     73,112
Depreciation                             32,643
Total Assets                             130,742
Current Liabilities                      50,912
Bonds                                    68,041
Common                                   572
Preferred Mandatory                      0
Preferred                                0
Other Stockholders Equity                43,593
Total Liability and Equity               130,742
Sales                                    184,850
Total Revenues                           184,941
Cost of Good Sold                        153,139
Total Costs                              153,139
Other Expenses                           13,529
Loss Provision                           0
Interest Expense                         10,750
Income Pretax                            (20,923)
Income Tax Expense                       0
Income Continuing Operations             (20,923)
Discontinued Operations                  0
Extraordinary Items                      0
Changes                                  0
Net Income                               (20,923)
EPS - Primary                            (1.84)
EPS - Diluted                            (1.84)