Form 10-K/A
period 1997-03-31
STOKELY USA INC
filed 1997-07-29
CIK 777538

July 29, 1997



Securities and Exchange Commission
450 N. Fifth Street, N.W.
Washington, D.C.  20549-1004

     Re:  Stokely USA, Inc. ("STKY")
          1934 Act File No.  0-13943

Gentlemen:

     Enclosed for filing pursuant to Section 240.12b-15 of the Code of Federal Regulations promulgated under the Securities Exchange Act of 1934, as amended, and Instruction G(3) of Form 10-K is an amended Form 10-K/A which is being filed to include the information required by Part III of Form 10-K.

     Should you have any questions or require additional information, please contact the undersigned (collect) at (414) 569-1800. Thank you for your attention to this matter.

                                   Very truly yours,



                                   Peter P. Caputa

Enclosures (filed via EDGAR)












                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                            -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 1997: $9,964,904

                       Common Stock, $.05 par value


Number of shares of Common Stock, $.05 par value, outstanding as of June 16, 1997 - 11,388,462










































GENERAL

Stokely USA, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 to include the information required by Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                         Position with the Company                    Director of the
Name                Age  and Principal Occupation                     Company Since

James H. DeWees          63   Retired; Chairman, President and Chief Executive       1994
                         Officer, Godfrey Company, a division of Fleming
                         Companies, Inc., a wholesale food distributor,
                         1984-94; Vice President, Fleming Companies, Inc.,
                         1987-94; Chairman, Village of Manor Park Foundation;
                         Director, Village of Manor Park, Inc. and Green
                         Bay Packer Hall of Fame; Member, First Bank Milwaukee
                         Business Advisory Board and Marquette
                         University Business Advisory Council.

Carol Ward Knox          46   Principal, Morgan & Myers, Inc., a public relations     1993
                         consulting company, since 1982; Former Chairperson,
                         Wisconsin Department of Agriculture, Trade and Consumer
                         Protection Board; Former Member, Board of Visitors,
                         University of Wisconsin College of Agriculture and
                         Life Science, and Wisconsin Rural Leadership Program
                         Board.

Thomas W. Mount          66   Retired; Chairman of the Company, 1992-93;             1966
                         President and Chief Operating Officer of the
                         Company, 1975-92; joined the Company in 1957;
                         Director, Fiduciary Capital Growth Fund, Inc.,
                         and Fiduciary Total Return Fund, Inc.; Former Chairman,
                         National Food Processors Association.

Orren J. Bradley         72   Senior Vice President, Laub Groups, Inc., an      1985
                         insurance operations company, since 1985; Chairman,
                         Boston Store Division of Federated Department Stores,
                         Inc., 1967-85; Director, Hanger-Tight Company, Great
                         Lakes Credit Corporation and Oshkosh B'Gosh, Inc.,
                         an apparel manufacturer.

Russell W. Britt         71   Retired; President, Chief Operating Officer       1985
                         and a Director of Wisconsin Energy Corp., a utility
                         service company, 1987-91 and Vice President, 1981-87;
                         Executive Officer and Director of Wisconsin Electric
                         Power Co. and Wisconsin Natural Gas Co., subsidiaries
                         of Wisconsin Energy Corp., 1982-91.

Ody J. Fish              72   Private Investor; President, Pal-O-Pak Insulation      1985
                         Co., Inc., an insulation manufacturing company,
                         1951-86; Director, Quest Technologies, Inc., f/k/a
                         La Belle Industries, Inc.; Director of all of the
                         funds included in the Marshall Family of Mutual Funds;
                         Former Member, University of Wisconsin Board of Regents;
                         Chairman, Wisconsin Education Commission.

Stephen W. Theobald 51   President and Chief Executive Officer of the Company   1980
                         since April 1996; Vice-Chairman and Treasurer of the
                         Company, 1992-96; Vice President-Administration and
                         Treasurer of the Company 1990-92; Vice President-
                         Administration of the Company, 1985-90; joined the
                         Company in 1985.

Charles J. Carey         72   Consultant since 1989; President and Chief Executive   1989
                         Officer, National Food Processors Association, a trade
                         association, 1972-89.

Frank J. Pelisek         67   Chairman of the Board of Directors and Executive       1983
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

EXECUTIVE OFFICERS

The following is a list of the Company's executive officers, their ages and their positions and office at June 30, 1997.

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


Family Relationships

There are no family relationships among the executive officers and directors listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. However, all executive officers listed (except Mr. Pelisek) are a party to change of control contingent employment agreements. All officers hold office for one year and until their successors shall have been duly elected and qualified. Directors hold office for staggered terms of three years (or until their successors are elected and qualified).


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of the shares of Common Stock outstanding, to file reports of ownership and changes in ownership with the SEC by certain dates. Officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon review of the information provided to the Company, the Company believes that during the fiscal year ended March 31, 1997, officers, directors and greater than ten percent shareholders complied with all Section 16(a) filing requirements. In July 1997, the Company's non-employee directors, (including Messrs. Charles J. Carey, Frank J. Pelisek, Orren J. Bradley, James H. DeWees, Thomas W. Mount, Russell W. Britt, Ody J. Fish and Ms. Carol Ward Knox) reported grants of restricted stock awarded to each of them in May 1995 which inadvertently were not reported on a timely basis in fiscal 1996 as required by Section 16(a) of the Exchange Act.

ITEM 11.     EXECUTIVE COMPENSATION

The following table summarizes the total compensation earned by the Company's President and Chief Executive Officer and the next highest compensated executive officers whose compensation (salary and bonus) exceeded $100,000 during the Company's fiscal years ended March 31, 1995, 1996 and 1997. On April 16, 1996, Mr. Vernon L. Wiersma resigned as President and Chief Executive Officer of the Company and the Board of Directors of the Company appointed Mr. Stephen W. Theobald as President and Chief Executive Officer.

                        SUMMARY COMPENSATION TABLE

                                           Long-Term
                                      Compensation Awards

                                           Value of
                             Annual        Restricted     Number of
                         Compensation<F1>    Stock    Option     All Other
Name and Principal Position Year Salary   Bonus Awards<F2>     Awards<F3>     Compensation<F4>
Stephen W. Theobald         1997 $170,500    --     --           0       --
 Current President and Chief     1996  170,500    --     --      19,000  $ 12,636
 Executive Officer; Vice    1995  160,400    --     --      15,000    25,375
 Chairman and Treasurer
 during fiscal 1996

Vernon L. Wiersma        1997         --    --      --         0    $220,000<F5>
 Former President and Chief      1996 $220,000   --  $61,750        0      13,160
 Executive Officer          1995  205,000   --      --      30,000    26,399

Russell J. Trunk         1997    $124,000 $78,600<F6>   --          0    $     0
 Former Senior Vice President,   1996  124,000   --      --      10,000    15,282
 Operations              1995     118,000   --      --       6,000    31,666

John McCormick              1997 $103,997   --      --       3,000       --
 Vice President, Sales and
 Marketing; Vice President
 Retail Sales in 1996 and 1995

<F1>    Perquisites provided to the named executive officers by the Company did not exceed the lesser of $50,000 or 10% of each named executive officer's total annual salary during fiscal 1995,
        1996 or 1997, and accordingly, are not included.

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

<F4>    Amounts shown represent contributions by the Company for the benefit of the named individuals pursuant to the Stokely USA, Inc. Retirement Savings Profit Sharing Plan ("Retirement Savings
        Plan")and the Split Dollar Life Insurance Plan in the form of premium payments on behalf of the named executive officers during the fiscal years indicated.

<F5>    During fiscal 1997, Mr. Wiersma received $220,000 pursuant to the terms of a severance agreement with the Company.  See "Severance Agreement with Mr. Wiersma."

<F6>    Mr. Trunk's bonus payment was not made under the Company's Annual Incentive Plan.  See    "Compensation Committee Report."

   The following table sets forth certain information concerning the grant of stock options to the current executive officers listed in the Summary Compensation Table during the fiscal year ended March 31, 1997.


                     OPTION GRANTS IN LAST FISCAL YEAR


                  % of Total                              Potential Realizable Value
                    Options                          At Assumed Annual Rates of
                   Granted to         Exercise             Stock Price Appreciation
        Options    Employees In   Price    Expiration        for Option Terms<F1>
Name         Granted    Fiscal Year    ($/Sh)     Date        5%       10%
John McCormick    3,000          1.26%          $2.8125   9/11/06   $ 8,859                       $ 9,281

<F1>    Amount shown represents the potential realizable value, net of the option exercise price, assuming that the underlying market price of the Common Stock appreciates in value from the date of the grant  to the end of the option term at annualized rates of 5% and 10%.  These amounts represent certain assumed rates of appreciation only.  Actual gains, if any, on stock option exercises are dependent upon the future performance of the Common Stock and overall stock market conditions.  There can be no assurance that amounts reflected in this table will be achieved.

   No options issued under the Incentive Stock Option Plan, the Executive Stock Option Plan or outside of either option plans were exercised by any of the current named executive officers in the Summary Compensation Table during fiscal 1997. The number and total value of unexercised in-the-money options held by such individuals at March 31, 1997 are shown in the following table.

              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES

                                                                    Value of
                                           Number of                    Unexercised
                 Number of                Unexercised                   In-the-Money
                   Shares                   Options                Options at
                  Acquired  Value          at Fiscal Year End           Fiscal Year End<F1>
Name             on Exercise    Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
Stephen W. Theobald        0    $0        30,000         --        --             --
Russell J. Trunk      0     0        10,000         --        --             --
John McCormick             0     0         8,000         --        --             --

<F1>    The value of unexercised in-the-money options is based upon the difference between the fair market value of the securities underlying the options of $1.375 at March 31, 1997 and the exercise price of the options.  No options held by the named executive officers were in-the-money at March 31, 1997.





Directors' Compensation

     Board Fees

   Non-employee directors receive compensation of $6,000 per year for service on the Board plus $500 for each Board or Committee meeting attended. Directors may defer all or any portion of such compensation under a Directors' Deferred Compensation Plan adopted in 1985. Deferred compensation is credited to the account of a participating director in the form of "phantom stock" of the Company based on the market price at the time of each quarterly credit. Shares credited to the accounts of directors electing to participate in the Directors' Deferred Compensation Plan during the fiscal year ended March 31, 1997, were as follows: Mr. Britt, 3,443 shares; and Mr. Fish, 3,589 shares. Directors who have served two full terms (six years) and are Board members upon attaining the age 65 become eligible for retirement compensation of $500 per month upon completion of service.

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

Employment Agreements

   In 1992, the Company entered into Change of Control Contingent Employment Agreements with Messrs. Theobald and McCormick (collectively, the "Contingent Employment Agreements"). Under the Contingent Employment Agreements, if a change of control occurs, the Company will continue to employ Mr. Theobald for three years, and Mr. McCormick for one year, following the date of the change of control. "Change of Control," as defined in the Contingent Employment Agreements, includes the acquisition of 20% or more of the Company's Common Stock, a merger, consolidation or reorganization, the sale of substantially all of the Company's assets or a significant change in the composition of the Board of Directors of the Company. In the event of a Change of Control, the employee shall be employed by the Company for the applicable number of years and shall receive a salary equal to his salary on the date of the Change of Control, subject to annual upward adjustments commensurate with increases awarded to other officers and employees. If, after a Change of Control, the Company terminates the employee for any reason other than for cause or if the employee elects to terminate his employment, for a permitted reason, he shall continue to be paid monthly an amount equal to his then current monthly base salary plus a certain amount of incentive payments and shall continue to be entitled to receive all other employee benefits and perquisites made available to other employees of comparable status until the end of his employment term. If the Company terminates the employee for "cause" (as defined in the Contingent Employment Agreements), the employee is entitled to receive only his compensation through the date of termination. For purposes of the Contingent Employment Agreements, the current base salary for Mr. Theobald is $170,500, and Mr. McCormick is $115,000. The amount of the base salary and any incentive payments are reviewed regularly by the Compensation Committee of the Board of Directors. The Company also has entered into similar Contingent Employment Agreements with other key officers and employees of the Company.

Deferred Compensation Plan for Key Executives

   On January 1, 1995, the Company entered into Deferred Compensation Agreements with Messrs. Theobald and McCormick pursuant to a Deferred Compensation Plan (the "Deferred Compensation Agreements"). In accordance with the terms of the Deferred Compensation Agreements, the Company accrues amounts equal to the contributions that would have been made by the Company under the Retirement Savings Plan (described herein) but for the maximum annual contribution and compensation limits under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). In addition, pursuant to the Deferred Compensation Agreements, the executives may elect to defer compensation earned in any year. The maximum amount that may be deferred in any calendar year is 20% of the executives' annual compensation less the maximum amount that may be deferred on an annual basis by such executive pursuant to the Retirement Savings Plan. Interest is accrued on deferrals and Company contributions at the rate of interest equal to the average of the U.S. Treasury Bond rate as published in the Wall Street Journal on the last day of the calendar year and the last day of the previous three quarters of the calendar year. Executives may become eligible for receipt of deferred compensation and Company contributions under the Deferred Compensation Plans upon death, disability, retirement or termination. The Deferred Compensation Agreements are non-qualified, unfunded contractual liabilities of the Company. The Company also has entered into similar deferred compensation agreements with other key officers and employees of the Company.

Deferred Compensation Agreements

   In 1990, the Company entered into a deferred compensation agreement
(the "1990 Deferred Compensation Agreements") with Mr. Thomas W. Mount, former President and Chairman of the Board of Directors of the Company. Under the 1990 Deferred Compensation Agreement, the Company is obligated to pay Mr. Mount deferred compensation in monthly installments of $7,500 for a period of 120 consecutive months (or at their election in one lump sum based upon a present value calculation outlined in the 1990 Deferred Compensation Agreement) following his death, disability or retirement. In the event of the death of Mr. Mount, his designated beneficiaries shall receive the deferred compensation payments over the stated period, or at the Company's election, such payments may be paid in one lump sum based upon a present value calculation outlined in the 1990 Deferred Compensation Agreement. The 1990 Deferred Compensation Agreement is a non-tax qualified, unfunded deferred compensation plan. Mr. Mount retired in April 1993, and the Company commenced the monthly installment payments at that date.

Benefits

     Split Dollar Plan

   The Company established the Split Dollar Life Insurance Plan, effective February 1, 1990 (the "Split Dollar Plan"), in which Messrs. Theobald, Trunk and McCormick and other key officers and employees of the Company participate. The life insurance benefit is equal to four times the executive's salary. The executive pays the economic value of the insurance and the Company is responsible for the balance of the premium. The Company may use dividends paid pursuant to the terms of the insurance policies for payment of premium. Upon the executive's death or the retirement of the executive, the Company will receive all premiums paid by it on behalf of the executive and the executive will receive the remainder of the death
benefit or the cash surrender value.   For the fiscal year ended March 31,
1997, Mr. Wiersma also participated in the Split Dollar Plan. For further information regarding the Split Dollar Plan arrangement with respect to Mr. Wiersma made in connection with his resignation, see "Severance Agreement with Mr. Wiersma."

     Supplemental Employee Retirement Plan

   The Company established the Supplemental Employee Retirement Plan (the "SERP"), effective January 1, 1995, in which Messrs. Theobald and Trunk participate. For Mr. Theobald, the SERP provides a benefit at retirement (based on 25 years of service) of 120 equal monthly payments which equal, on an annual basis, 40% of the salary (excluding bonus) individually earned during the twelve months preceding retirement. For Mr. Trunk, the SERP provides a benefit at retirement (based on 25 years of service) of 120 equal monthly payments which equal, on an annual basis, 20% of the salary (excluding bonus) individually earned during the twelve months preceding retirement. The monthly payment is reduced on a percentage basis of years
of service that are less than 25 at the time of retirement.    For
information relating to the SERP arrangements made with respect to Mr. Wiersma in connection with his resignation, see "Severance Agreement with Mr. Wiersma."

     Retirement Savings Plan

   The Company maintains a retirement savings plan, the Stokely USA, Inc. Retirement Savings Profit Sharing Plan (the "Retirement Savings Plan"), covering all of its eligible employees. Employees are eligible to participate after completing a twelve-month period of 1,000 or more hours of employment. The Retirement Savings Plan involves a Company Profit Sharing Contribution account, a Voluntary Contribution account and a 401(k) Salary Deferral account. Subject to the Company's operating results, the Company may make contributions up to 8% of pre-tax profits to the Profit Sharing Contribution account which would be allocated to participants pro rata based upon their eligible compensation. Participants become 20% vested in the profit sharing contributions credited to their accounts and the earnings thereon after three years of credited service, and 20% per year thereafter until 100% vested after seven years. Participants also become 100% vested upon death, disability or attainment of age 62. The Voluntary Contribution account permits participants to make voluntary after-tax savings contributions in amounts between 2% and 10% of their annual compensation. Participants in the Voluntary Contribution account are 100% vested in their contributions and the earnings thereon. Under the Retirement Savings Plan, through the 401(k) Salary Deferral account, participants are permitted, subject to the limitations imposed by Section 401(k) of the Internal Revenue Code to make voluntary tax-deferred contributions in amounts between 1% and 10% of their annual compensation. The Company may make a matching contribution to the 401(k) Salary Deferral account in an amount up to 25% of the first 6% of compensation deferred by the participant for participants who meet all eligibility and participant requirements. Participants in the 401(k) Salary Deferral account are 100% vested in their contributions, the Company's matching contribution and the earnings thereon. Under the Retirement Savings Plan, a separate account is maintained for each type of account and each participating employee. Participating employees direct the Retirement Savings Plan trustee with respect to the investment of assets held in their accounts among up to six investment options made available by the trustee, including shares of the Company's Common Stock.

Stock Option Plans

     Incentive Stock Option Plan

   The Company established the 1985 Incentive Stock Option Plan (the "Incentive Stock Option Plan") in which key employees of the Company and its subsidiaries, as determined by the Compensation Committee, are eligible to participate. As of March 31, 1997, the Company and its subsidiaries had 23 eligible employees. The Incentive Stock Option Plan authorizes the grant of options to purchase shares of Common Stock intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code. The Compensation Committee administers the Incentive Stock Option Plan. As of March 31, 1997, options to purchase 79,600 shares of Common Stock had been granted and were outstanding under the Incentive Stock Option Plan.
No additional options will be granted under the Incentive Stock Option
Plan.

    Executive Stock Option Plan

   On June 3, 1994, the Board of Directors of the Company adopted the Stokely USA, Inc. 1994 Executive Stock Option Plan (the "Executive Stock Option Plan"). The Executive Stock Option Plan was ratified by shareholders of the Company at the Annual Meeting of Shareholders held on August 26, 1994. All key full-time employees of the Company and its subsidiaries are eligible to participate in the Executive Stock Option Plan. At March 31, 1997, the Company and its subsidiaries had 467 eligible employees. The Executive Stock Option Plan provides for the granting of (I) incentive stock options ("ISOs"), (ii) non-qualified stock options ("NSOs"), and (iii) stock appreciation rights ("SARs"). At March 31, 1997, options to purchase 249,817 shares had been granted and were outstanding under the Executive Stock Option Plan and options for a total of 150,183 shares of Common Stock were available for granting to eligible participants. A total of 258,631 shares of Common Stock were granted under the Executive Stock Option Plan in fiscal 1997. The Compensation Committee of the Board, or such other committee appointed by the Board, administers the Executive Stock Option Plan. Under the Executive Stock Option Plan, the maximum number of shares for which grants may be made to any eligible employee may not exceed 50,000 shares.

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

     Compensation Committee Interlocks and Insider Participation

   For the fiscal year ended March 31, 1997, the Compensation Committee of the Board of Directors was composed of Messrs. Fish, Carey, Pelisek and Ms. Knox, each of whom are not officers or employees of the Company. There are no interlocks, as defined under the rules and regulations of the Securities and Exchange Commission ("SEC"), between the Compensation Committee and corporate affiliates of members of the Compensation
Committee.

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

   It is the policy of the Company to maintain a compensation program which will attract, motivate, retain and reward employees at all levels of the organization and provide appropriate incentives intended to generate long-term financial results which will benefit the Company and the shareholders of the Company. The executive compensation program of the Company incorporates a pay-for-performance policy that compensates executives for both corporate and individual performance.

    The executive compensation program is designed to achieve the following objectives:

   - Provide the Company with the ability to compete for and retain talented executives that are critical to the Company's long-term success;

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

   In determining specific cash compensation for executive officers for the fiscal year ended March 31, 1997, the Compensation Committee considered the following factors:

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

   Based on the above noted factors and economic constraints facing the Company, there were no increases in executive base salaries for the fiscal year ending March 31 1997. No incentive bonus payments were made to executive officers for the fiscal year ended March 31, 1997(with the exception of Mr. Trunk)because the targets set for profits under the above-described Incentive Plan were not achieved. Mr. Trunk was paid a lump-sum bonus of $78,600 on 4/30/96 to compensate him for postponing his planned retirement for one year to assist the Company in implementation of the core business restructure.

   The base salary for the Chief Executive Officer is determined by the Compensation Committee in general accordance with the same criteria noted herein for determining compensation for all executive officers. Based on those factors, the Compensation Committee implemented no increase in Mr. Theobald's base salary for the fiscal year ending March 31, 1997. No incentive bonus payments were made to Mr. Theobald for the fiscal year ending March 31, 1997, because the targets set for profits under the above-described Incentive Plan were not achieved. The Committee did note that at Mr. Theobald's request, no compensation adjustment was made in his base salary at the time of his promotion to President and Chief Executive Officer and that appropriate adjustments would be made based on the Committee's assessment of his performance.

   The Compensation Committee believes aligning the financial interests of employees more closely with those of the shareholders influences the creation of shareholder value. To encourage stock ownership among executive and other employees, the Company has two stock option plans which it administers, the Incentive Stock Option Plan and the Executive Stock Option Plan. The stock option plans are designed to encourage and create ownership and retention of the Company's Common Stock by key employees. Through the option grants, the objective of aligning key employees' long-range interests with those of shareholders may be met by providing key employees with the opportunity to build, through achievement of corporate goals, a meaningful stake in the Company.

   In fiscal 1997, the Committee granted a total of 258,631 options under the Executive Stock Option Plan. The options were awarded as an incentive to help assure successful implementation of the core business restructure undertaken in September, 1996. The Committee, in a departure from past practice, elected to grant options to all full-time employees, with the exception of Messrs. Theobald and Trunk and certain other senior executives. Mr. McCormick received an option grant of 3,000 shares in fiscal 1997 prior to being promoted to his current position of Vice President of Sales and Marketing. The Committee believes this broad option grant approach will contribute to successful implementation of the restructure initiatives by acknowledging the importance of individual employee contributions to the organization's success and by providing an opportunity to, and an incentive for, employees to share in that success.

   For a discussion of the executive benefits made available to officers of the Company during the fiscal year ended March 31, 1997, see
"Compensation of Executive Officers and Directors - Benefits." Executive benefits paid by the Company to its executive officers were based upon each executive officer's contribution to the success of the Company and reflected each executive officer's position, salary and specific responsibilities.

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

            COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS

               Stokely USA, Inc.        NASDAQ    NYSE/AMEX/NASDAQ

     3/31/92        $100.0              $100.0         $100.0
     3/31/93          95.4               115.0          113.0
     3/31/94          98.5               124.1          105.4
     3/31/95          67.7               138.0          131.8
     3/29/96          30.4               187.4          163.5
     3/31/97          16.2               208.3          209.8

The index level for all series was set to $100.0 on 3/31/92.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1997 (except as noted below), (I) by each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) by each of the current and former executive officers of the Company appearing in the Summary Compensation Table, (iii) by each director of the Company, and (iv) by all directors and executive officers as a group.

                                   Number of                   Percent of
                                   Shares of                   Shares of
                                   Common Stock                Common Stock
Name                          Beneficially Owned<F1>        Beneficially Owned

Exeter Ventures, UBOT<F2>  . . . . . .    916,700                      8.01
Morgan Stanley/Miller Anderson & Sherrerd<F3>
 . . . . . . . . . . . . . . . . . . .    781,000                      6.86
Heartland Advisors<F4> . . . . . . . .    640,000                      5.62
Dimensional Fund Advisors<F5>  . . . .    591,000                      5.19
Vernon L. Wiersma<F6>  . . . . . . . .     25,000                        *
Stephen W. Theobald<F7>  . . . . . . .    200,691                      1.76
Russell J. Trunk<F8> . . . . . . . . .     10,000                        *
John R. McCormick<F9>  . . . . . . . .     13,175                        *
Frank J. Pelisek . . . . . . . . . . .      9,650                        *
Orren J. Bradley . . . . . . . . . . .      3,000                        *
Russell W. Britt . . . . . . . . . . .      2,700                        *
Charles J. Carey . . . . . . . . . . .      2,700                        *
James H. DeWees  . . . . . . . . . . .      3,500                        *
Ody J. Fish  . . . . . . . . . . . . .      3,500                        *
Carol Ward Knox  . . . . . . . . . . .      6,500                        *
Thomas W. Mount  . . . . . . . . . . .    181,756                      1.60

All directors and executive
officers as a group (13 persons) . . .    451,172                      3.94

*  Amount represents less than 1% of the total shares of Common Stock outstanding.
<F1>    Unless otherwise indicated, includes shares of Common Stock held directly by the individuals as well as by members of such individual's immediate family who share the same household, shares held in trust and other indirect forms of ownership over which shares the individuals exercise sole or shared voting and/or dispositive power.
<F2>    Based on a Schedule 13D, dated July 17, 1997, filed by Exeter Ventures,
        UBOT, located at P.O. Box 4226, Ormond Beach, FL 32175, which indicated sole voting power of 916,700 shares of Common Stock.
<F3>    Based on a Schedule 13G, dated February 14, 1997, filed by Morgan
   Stanley Group, Inc. and Miller Anderson & Sherrerd LLP, located at 1585 Broadway, New York, New York 10036 and 1 Tower Bridge, Suite 1100, West Conshohocken, PA 19428, respectively, which indicated shared dispositive voting power of 781,100 shares of Common Stock.
<F4>    Based on a Schedule 13G, dated February 12, 1997, filed by Heartland
        Advisors, Inc., located at 790 North Milwaukee Street, Milwaukee, WI 53202, which indicated sole dispositive voting power of 640,000 shares of Common Stock.
<F5>    Based on a Schedule 13G, dated February 5, 1997, filed by Dimensional
   Fund Advisors, located at 1299 Ocean Avenue, 11th Floor, Santa Monica,
   CA 90401, which indicated sole voting power of 409,400 shares of Common
   Stock and shared voting power of 181,600 shares of Common Stock.
<F6>    On April 16, 1996, Mr. Wiersma resigned as President and Chief Executive
        Officer of the Company.
<F7>    Includes 162,191 shares of Common Stock held by Mr. Theobald as co-trustee for which he has shared dispositive and voting power with The First National Bank of Chicago, and 30,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F8>    Includes 10,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
<F9>    Includes 8,000 shares of Common Stock issuable pursuant to presently exercisable stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On March 21, 1996, the United States District Court for the Eastern
District of Wisconsin dismissed a consolidated class action lawsuit brought against the Company, all of the individual members of the Board of Directors of the Company (in both their capacity as individual members of the Board of Directors and as executive officers, as applicable), William Blair & Company and Dain Bosworth, Inc. This class action was a consolidated action, including the action filed by Philip D. Freeman in January 1995 and a second class action lawsuit filed by Daniel J. Sweeney in May 1995 which made similar claims against the Company and certain officers arising from the same facts and events. In conjunction with dismissing the consolidated action, the court denied plaintiff's motion to certify the class as moot. The lawsuit raised claims under various provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs alleged that they sustained losses in connection with the purchase of shares of Common Stock of the Company during the period from October 17, 1994 to December 19, 1994, as a result of the Company's alleged misleading statements and alleged omissions to state material facts in the prospectus and other materials. The court dismissed the action after finding that the alleged misrepresentations were not actually made by the Company and/or were not misrepresentations, and that the alleged omissions of material facts were in
fact adequately disclosed to investors.   Further, the court refused to permit
the plaintiff to amend the complaint, stating that an amendment would be futile because the court's dismissal was based on the conclusion that the prospectus and other materials did not contain the misrepresentations or omissions alleged
in the complaint.   A judgement dismissing the case was entered March 22, 1996.
On April 8, 1996, the plaintiff filed a Motion for Reconsideration requesting that the Court reconsider its decision refusing plaintiff leave to amend the complaint. On March 27, 1997 the court denied that motion and the judgement dismissing the case became final on April 28, 1997 as the appeal period expired without an appeal being filed.

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


                                         STOKELY USA, INC.
Date: July 29, 1997
                                         BY:
                                           Stephen W. Theobald
                                           President and Chief Executive
                                           Officer














































                                Part IV


Item 14(c).  Exhibits

Exhibit 99.1

        1997 Shareholder Letter from President and Chief Executive Officer, Stephen W. Theobald.





























Exhibit 99.1

                          Shareholder Letter


Dear Shareholder:

Reflecting on results for the year and the appropriate content for this message, I considered the traditional approach of comparison to year-ago results. Typically that approach would point out, exclusive of restructuring charges, the nearly $9 million improvement in earnings before interest and tax, or the decline in our net loss from operations to a level less than half last year's loss. But a loss, even if it is diminishing, is eroding the value of the Company. A more relevant discussion should focus on what progress has been made on the Company's plan to eliminate the loss. That being the case, I decided a more valuable discussion would review elements of my message from our annual meeting last September regarding the core business restructure we embarked on at that time. Such a discussion would properly review what we said we were going to do, what has been accomplished and what remains to be done.

I pointed out at the meeting that, as fiscal 1997 began, we were in an intolerable risk position with unacceptable operating margins and a heavy debt burden. We needed to act quickly to stabilize the situation so more permanent solutions could be developed and implemented. Two major items we completed in the operating arena during the year were our brand pricing initiative and the sale of our frozen vegetable business. Both those actions resulted in immediate improvement in operating margins. Even more immediate than the need to improve margins, there were some debt and liquidity issues that had to be dealt with due to covenant violations in our working capital and senior note agreements. We amended the note agreements and entered into a new multi-year working capital facility to provide the resources and flexibility needed to implement future plans. Additionally, the sale of our frozen business as well as the sale of our corporate headquarters building allowed us to substantially reduce our debt burden.

Despite our immediate actions, in September of 1996 we were still wrestling with the long-term problem of unacceptable operating margins. The only solution to that problem lay in a fundamental restructure of our core canned vegetable business. Our restructure efforts were primarily directed at fixing operating problems. Quite frankly, it was operating problems that created our debt problem, and the debt burden could not be permanently reduced without fixing them. The general premise of the plan was that our previous efforts to achieve low cost through operating at maximum capacity forced us to reach for incremental sales volume which dragged overall operating margins down. We could, in fact, increase operating margins by walking away from certain business and eliminating our least efficient production capacity. In order to accomplish this, we analyzed our customer base and determined which business, in which distribution channels, was desirable on an on-going basis. It is this core customer base that will be the focal point of our relationship and volume building efforts going forward. Then we determined the production configuration and corporate support needed to most efficiently meet the needs of the redefined customer base.

In addition to our immediate actions at the start of fiscal 1997 to stabilize our situation, what have we accomplished in implementing the core business restructure that is intended to correct the operating problems we were faced with? The short answer is quite a lot, although not enough. First, I will discuss what we've done and then address what remains to be accomplished and why it has yet to be completed. The plant and corporate reconfiguration we planned are essentially complete. We have closed two plants and downsized two other plants. Production of cream style corn has been moved into our Sun Prairie, Wisconsin plant from a plant we closed in Wells, Minnesota. We closed a green bean plant in Merrill, Wisconsin and have moved the majority of our green bean production into our Scottville, Michigan facility. We have discontinued sauerkraut production in Poynette, Wisconsin and have entered into an agreement to have this product co-packed for us. Finally, we have discontinued corn production at our Hoopeston, Illinois plant, a high cost growing area for sweet corn. While these changes will align our production capacity with our new sales requirement, there are other important benefits. We will also achieve further improvements in product quality with the installation of some of the latest automated inspection equipment and we will lower our fixed and variable manufacturing costs. As a result of these changes, fixed manufacturing cost incurred decreased $3.9 million in fiscal 1997 and it is expected to decrease an additional $4.0 million in the current year, with the full year benefit of these changes. The income statement benefit of the lower fixed manufacturing cost incurred in fiscal 1998 will be spread over fiscal 1998 and 1999, as this summer's production is sold.

We also completed the sale of our corporate headquarters and moved into smaller, more efficient leased space. That change and other initiatives to streamline general corporate support resulted in a reduction in fixed general and administrative expense of approximately $2.5 million in fiscal 1997. Again, with the full year benefit of these changes, additional savings of nearly $2 million will be realized in fiscal 1998. Finally, we have made significant progress in decreasing our debt burden. Long-term debt was reduced from $59.4 million on March 31,1996 to $45.1 million on March 31, 1997. During that same time period, total debt outstanding was reduced from $112.3 million to $86.2 million, a significant $26.1 million decline.

Despite these substantial accomplishments, this remains a period of transition for the Company. The major benefits of our restructure efforts still lie ahead of us because implementation of the plan began at the conclusion of last years processing season in October 1996. That timing created certain problematic issues relating to realization of the benefits of the restructure and the length of the transition period. Our restructured sales volume requirement is about 20% below what we produced in the summer of 1996. While the restructured production configuration matches up with the new sales requirement, we are faced with the difficulty of getting our existing inventory down to desired levels. Alignment of inventory levels with our restructured sales requirement is critical to the success of our restructure efforts. The plan was to accomplish the needed reduction during the nine month selling period from October 1996 until the beginning of production this summer. However, planting and growing season anomalies last summer resulted in excess inventory industry-wide which has prevented us from making our entire inventory adjustment by selling our excess inventory through our existing channels. Those same factors are largely responsible for the depressed market prices we are currently dealing with.

The summer of 1996 was an unusual and challenging growing season. An abnormally cool and wet spring significantly delayed crop planting. Corn was planted as late as the second week in July, which is two weeks later than our normal completion date. Exceptionally late plantings by all processors led to expectations of substantial production shortfalls. The markets responded with a sharp run up in prices to slow sales to a rate more consistent with anticipated production levels. However, the anticipated production shortfall did not materialize. A mild fall resulted in processing continuing into October in contrast to the normal early to mid-September conclusion. Relatively normal production and inventory levels soon appeared excessive, as the effect of higher prices on canned vegetable sales continued. Price levels that prevailed during the late summer and concerns regarding available supplies discouraged retailers from featuring canned vegetables during the important fall promotion period. The result was a reduction in industry sales volume during a period when a disproportionate amount of the industry's sales normally occur. Inventory levels then began to appear burdensome and market prices started to erode late in our third quarter and fell sharply in the fourth quarter.

While we will have fully implemented the plant configuration and corporate support changes associated with our restructure by the end of the first quarter of fiscal 1998, we are still carrying inventory levels that are consistent with our prior business model. For us to succeed and achieve the full potential of the restructure plan, it is imperative that we reduce those inventory levels. Only then will we be able to reduce our sales volume in our least profitable segments. To make sure we accomplish the inventory reductions, we are taking some severe short-term steps. The only way to make absolutely sure our reduction goal is reached is to produce less this summer than our ongoing requirement. This will have a short-term negative cost effect, but reducing inventories is sufficiently critical that we are willing to absorb that cost. Our new on-going production requirement is approximately 20% below last year's production level. However, for the reasons I have cited, our production plans this summer include an additional 10% reduction. The additional reduction will allow us to reach inventory levels by the end of the current fiscal year that will permit full implementation of the sales channel changes contemplated in the restructure. Those changes are the final piece needed to allow us to realize the full benefit of the restructure.

This transition period will be difficult due to the negative short-term cost effect of the production reductions we are implementing. That difficulty is compounded by severely depressed market conditions in the industry described earlier in this message. Current market prices reflect the outcome of last summer's processing season and have yet to reflect anticipation of what might happen this summer. Looking ahead, assuming normal market behavior, we anticipate the likely effect of this summer's production on selling prices will be positive. USDA reported in mid-April that industry plantings of sweet corn would be down 14% this year and at the lowest level in ten years. That's welcome news because corn is one of the items that has been under the greatest price pressure and it is also our biggest seller accounting for 40% of revenues. While production reductions of that magnitude should result in market price improvement, it is unlikely that such improvement would begin before mid-summer unless additional positive news occurs.

I remain absolutely convinced that the course we are taking is correct. It may seem like bitter medicine and that the cure is taking too long, but the fact is the patient was seriously ill. This transition period will be all the more difficult due to current market conditions, but we must stay the course. We have a business that now possesses resources capable of generating real value. Those resources include a highly professional field organization that delivers the best possible raw product to our plants, highly efficient production facilities staffed by some of the best in the business, a distribution and customer service organization that has earned us a reputation as a service innovator and a team of knowledgeable sales professionals who present the value of all this to the customer in a way that helps assure a fair return for the benefit we provide. Completion of this restructure program will align these resources in a manner that greatly enhances their ability to generate real value.

Notwithstanding the importance of the things we are doing internally to create value, this remains an industry with a persistent and growing structural problem that needs to be remedied before satisfactory returns are likely to be achieved. In the simplest terms, vegetable processing is a relatively fragmented industry that serves an increasingly concentrated customer base and is supplied by increasingly concentrated key vendors. This type of imbalance invariably creates pressure on operating margins. We believe that ultimately industry participants, including Stokely, are going to have to combine, or work cooperatively through joint ventures or similar strategic alliance vehicles, to offset the effect of this unequal concentration relative to the customer and supplier base. Otherwise, the imbalance will most likely continue to have a negative impact on margins, and therefore all industry participants. We are committed to continuing to explore and pursue every alternative, whether internal or external, to improve the economic performance of this Company.

In closing I'd like to say a few words about the people who are getting all this work done. These are uncertain and, therefore, difficult times for our employees. I am constantly amazed by the incredible concentration and energy they demonstrate in the midst of enormous distraction. I consider us very fortunate to have such a solid group of people, a group that is proving to be exceptional under fire. Our ability to successfully traverse the road ahead would be substantially diminished where it not for the mettle of this fine group.