Form 10-Q
period 1997-06-30
STOKELY USA INC
filed 1997-08-13
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1997     Commission File Number 0-13943
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

                           Yes   X       No
                               ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Class                                Outstanding at August 7, 1997
------------------------             -------------------------------
Common Stock,                         11,388,462 Shares
$.05 par value per share
                    STOKELY USA, INC. AND SUBSIDIARIES


                                 INDEX

                                                             PAGE NO.


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          June 30, 1997, June 30, 1996 and
          March 31, 1997

          Consolidated Condensed Statements of                   5
          Operations - Three Months Ended
          June 30, 1997 and 1996

          Consolidated Condensed Statements of                   6
          Cash Flow - Three Months Ended
          June 30, 1997 and 1996

          Notes to Consolidated Condensed Financial              7
          Statements

          Item 2.  Management's Discussion and Analysis       8-13
                   of Financial Condition and Results
                   of Operations

          Item 3.  Quantitative and Qualitative Disclosure      13
                   About Market Risk

PART II.  Other Information

          Item 1.  Legal Proceedings                            14

          Item 2.  Changes in Securities                        14

          Item 3.  Default Upon Senior Securities               14

          Item 4.  Submission of Matters to a Vote of           14
                   Security Holders

          Item 5.  Other Information                            14

          Item 6.  Exhibits and Reports on Form 8-K             14

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)


                                     June 30,      June 30,    March 31,
                                       1997          1996        1997
                                   (unaudited)   (unaudited)    (note)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents          $  2,228     $    890     $   1,660
  Accounts receivable, less
  allowance for losses of $505,
  $570 and $508, respectively          10,276       16,378       10,634
  Inventories: Finished goods          51,233       58,445       68,861
               Manufacturing supplies   8,609        8,023        4,924
  Prepaid expenses                        918        1,251          728
  Property held for disposition           132        9,500          537
                                    ----------    ---------     --------
    Total Current Assets               73,396       94,487       87,344


OTHER ASSETS                            2,677        4,428        2,929


PROPERTY, PLANT & EQUIPMENT, at cost   74,343       91,656       73,112
  Less accumulated depreciation        33,875       35,087       32,643
                                    ----------    ---------    --------
                                       40,468       56,569       40,469
                                    ----------    ---------    --------

TOTAL ASSETS                         $116,541     $155,484     $130,742
                                    ==========    =========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1997 has been condensed from the audited financial statements at that date.

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)


                                    June 30,      June 30,     March 31,
                                     1997          1996          1997
                                  (unaudited)   (unaudited)     (note)

LIABILITIES & STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
   Notes payable                    $ 6,137      $13,996      $ 15,551
   Accounts payable                  27,201       14,559        29,311
   Current maturities on long-
     term debt                        2,584       15,150         2,584
   Other current liabilities          3,407        5,934         3,466
                                    --------     --------     ---------
      Total Current Liabilities      39,329       49,639        50,912


LONG-TERM DEBT, less current
     maturities                      68,188       77,230        68,041


OTHER LIABILITIES                     2,945        3,210         2,982


STOCKHOLDERS' EQUITY:
   Capital stock                        572          572           572
   Additional paid-in capital        43,521       43,628        43,593
   Retained earnings                (37,749)     (18,334)      (34,993)
   Treasury stock at cost              (285)        (461)         (373)
   Cumulative translation adjustments    20                          8
                                   ---------    ---------     ---------
      Total Stockholder's Equity      6,079       25,405         8,807
                                   ---------    ---------     ---------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY         $116,541     $155,484      $130,742
                                   =========    =========     =========


See accompanying notes to consolidated condensed financial statements
(unaudited).


Note: The balance sheet at March 31, 1997 has been condensed from the audited financial statements at that date.
                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                     Three Months Ended
                                                          June 30,
                                                      1997        1996
REVENUES:

   Net Sales                                       $ 36,325    $ 42,342
   Other                                                  2          35
                                                   ---------   ---------
      Total Revenues                                 36,327      42,377


COST AND EXPENSES:

   Cost of products sold                             30,091      37,200
   Selling, general & administrative expenses         6,548       6,333
   Nonrecurring charge                                   --         433
   Interest                                           2,444       2,675
                                                   ---------   ---------
      Total Cost and Expenses                        39,083      46,641


LOSS BEFORE INCOME TAX                               (2,756)     (4,264)

INCOME TAXES                                             --          --
                                                   ---------   ---------

NET LOSS                                           $ (2,756)   $ (4,264)
                                                   =========   =========

NET LOSS PER COMMON SHARE                            $ (.24)      $(.38)
                                                     =======      ======

WEIGHTED AVERAGE SHARES OUTSTANDING               11,378,415  11,332,303
                                                  ==========  ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                    1997          1996

Net cash provided by operating activities         $10,568       $ 7,262
                                                  --------      --------

Cash flows from investing activities:
  Purchases of property, plant and equipment       (1,232)         (521)
  Proceeds from Disposals of property plant
    and equipment                                     530
  Increase (decrease) in other assets - net           315          (110)
                                                  --------       -------

Net cash used in investing activities                (387)         (631)
                                                  --------       -------
Cash flows from financing activities:
  Change in short-term debt - net                  (9,414)       (5,891)
  Payments of long-term debt                          147            --
  Payment of deferred debt issuance costs            (362)         (729)
  Capital stock transactions - net                     16           102
                                                  --------      --------

Net cash used in financing activities              (9,613)       (6,518)
                                                  --------      --------

Net increase in cash and
  cash equivalents                                    568           113
Cash and cash equivalents at beginning
  of period                                         1,660           777
                                                  --------      --------

Cash and cash equivalents at end of period        $ 2,228       $   890
                                                  ========      ========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of June 30, 1997 and 1996, and March 31, 1997, the consolidated condensed statements of operations for the three month periods ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flow for the three month periods then ended.

The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements of the Company's Form 10-K for the year ended March 31, 1997.


2. Supplemental cash flow disclosures: Cash payments for interest were $2,147,000 and $2,561,000 for the three months ended June 30, 1997 and 1996, respectively. Net payments of income taxes were $22,000 and $27,000 for the three months ended June 30, 1997 and 1996, respectively. The Company recorded a non-cash charge of $433,000 related to the write-off of deferred debt cost associated with the replacement of the Company's revolving credit facility on May 21, 1996.


3. A nonrecurring charge of $13,529,000 was recognized during the first six months of fiscal 1997 as discussed in the Company's Annual Report on Form 10-K. Reserves utilized during the quarter ended June 30, 1997 are as follows (in thousands):

                                Balance                  Balance
                                   at        Reserves       at
                              March 31, 1997 Utilized  June 30, 1997

Property, plant and equipment
 write-downs                    $6,840       $ (125)       $6,965
Severance costs                         518          139           379
Inventory write-downs                   448          400            48
Other costs                             333          134           199

Total                                $8,139       $  548        $7,591


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

The discussion in this Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations, financial condition and business of Stokely. Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 17A of the Securities Act of 1933. Stokely cautions readers that such "forward-looking statements", including without limitation, those relating to Stokely's future business prospects, revenues, working capital, liquidity, capital needs and interest costs, wherever they occur in this document or in other statements attributable to Stokely, are necessarily estimates reflecting the best judgement of Stokely's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements". Factors which could cause future results to differ from these expectations include the following: general economic conditions; vegetable processing industry conditions and price and volume fluctuations; competitive pressures and pricing pressures; inventory risks; supply-related risks; demand-related risks; third party lender actions; and results of Company-specific cost containment and profit enhancement initiatives. Additional factors are described in the Company's other reports filed with the Securities and Exchange Commission. The words "estimate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These "forward-looking statements" can be found at various places throughout this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Stokely does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company's net sales are affected by product availability and market pricing. In the vegetable processing industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available, whereas if less product is available, market prices tend to increase. Product availability is a direct result of plantings, growing conditions, crop yields and inventories, all of which may vary from year to year. In addition, price can be affected by the planting, inventory level and individual pricing decisions of the three or four largest processors in the industry. Generally, the market prices in the vegetable processing industry tend to adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a processor's margins likely will weaken, as suppliers generally are not able to adjust their cost structure as rapidly as market prices adjust for the oversupply. The Company typically has experienced lower margins during times of industry oversupply. There can be no assurance the Company's margins will improve in response to favorable market conditions or that the Company will be able to operate profitably during depressed market conditions. RESULTS OF OPERATIONS:

Three Months Ended June 30, 1997 Compared to Three Months Ended
June 30, 1996

Net Sales

Net sales decreased $6.0 million, or 14.2%, to $36.3 million for the quarter ended June 30, 1997 compared to $42.3 million for the quarter ended June 30, 1996. The decrease in sales was due primarily to the elimination of frozen sales of $11.3 million as the Company completed its exit from the frozen vegetable business in fiscal 1997.

Total canned vegetable sales increased $5.3 million, or 17.1%, to $36.3 million for the quarter ended June 30, 1997 compared to $31.0 million for the quarter ended June 30, 1996. The increase in total canned vegetable sales was primarily the result of increased sales volume; sales prices decreased slightly compared to the first quarter of last year. Sales volume in the quarter ended June 30, 1996 was adversely affected by lower available inventory due to poor growing and harvesting conditions in the summer of 1995.

Cost of Products Sold

Cost of products sold decreased $7.1 million, or 19.1%, to $30.1 million for the quarter ended June 30, 1997 compared to $37.2 million for the quarter ended June 30, 1996. The decrease in cost of goods sold was due primarily to the elimination of the frozen sales volume. Cost of products sold as a percent of sales was 82.8% for the quarter ended June 30, 1997 compared to 87.9% for the quarter ended June 30, 1996. The decrease of 5.1% in cost of products sold as a percent of sales is due primarily to the elimination of the lower priced frozen sales that occurred last year when the Company was liquidating the inventory.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $0.2 million to $6.5 million for the quarter ended June 30, 1997 compared to $6.3 million for the quarter ended June 30, 1996. This increase is primarily the result of increased selling expenses associated with the increase in canned vegetable sales, partially offset by decreased administrative expenses related to the cost reduction initiatives taken as part of the restructure. Selling, general and administrative expenses as a percentage of sales were 18.0% for the quarter ended June 30, 1997 compared to 15.0% for the quarter ended June 30, 1996.

Interest Expense

Interest expense decreased $0.3 million to $2.4 million for the quarter ended June 30, 1997 from $2.7 million for the quarter ended June 30, 1996. This decrease was primarily due to lower average borrowing levels on the Company's revolving credit facility and pay down of long-term debt from proceeds on sales of property.

Net Loss

Net loss for the quarter ended June 30, 1997 was $2.8 million compared to a net loss of $4.3 million for the quarter ended June 30, 1996. The improvement in the net loss was primarily due to cost reductions resulting from the Company's restructuring efforts and improved canned vegetable sales volume.

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

The Company's completion of its restructuring initiatives and realization of the benefits has been hampered by the extremely depressed market conditions that currently prevail in the canned processed vegetable markets. Despite the progress made in implementation of the restructuring, the Company is not able to operate profitably under current market conditions. The Company anticipates continuation of the significant margin pressure that currently exists through at least the second quarter. As a result, although the Company is in compliance with all debt covenants as of June 30, 1997, it anticipates it will be in violation of certain financial covenants contained in its Senior Notes and its Industrial Development Revenue Bonds prior to the end of the second fiscal quarter and will seek to obtain waivers. The significant margin pressure that currently exists also reduces the Company's borrowing availability, and adversely affects its liquidity.


Cash Flows from Operating Activities

Cash flow provided from operations during the three months ended
June 30, 1997 totaled $10.6 million. Of the total cash provided, changes in operating assets and liabilities provided cash of $11.9 million, primarily due to decreases in inventory of $13.9 million partially offset by decreases in accounts payable of $2.1 million. The decrease in inventory levels and associated reduction in accounts payable reflects the seasonal reduction in inventories prior to the current year growing and harvesting season.


Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended June 30, 1997 was $0.3 million. Purchase of property, plant and equipment was $1.2 million during the three months ended June 30, 1997.


Cash Flows from Financing Activities

Cash used in financing activities during the three months ended June 30, 1997 totaled $9.6 million, and represents primarily decreases in revolving credit obligations through the use of cash flow generated from the seasonal reduction in inventories. At June 30, 1997 the Company had $31.6 million of borrowings under its revolving credit facility, of which $25.5 million was classified as long term and $6.1 million was classified as short term. The Company had approximately $4.5 million of availability to borrow under its revolving credit facility at June 30, 1997. Absent any significant improvement in current market conditions, the Company will need to enter into a business combination or obtain additional debt or equity financing to address it's longer-term liquidity position. Canned vegetable processing is a relatively fragmented industry that serves an increasingly concentrated customer base and is supplied by increasingly concentrated key vendors. The Company continues to believe that the industry participants, including the Company, are going to have to combine, or work cooperatively through joint ventures or other strategic alliance vehicles to offset the effects of unequal concentration relative to the customer and supplier bases.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable until after June 15, 1998.

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

    None.

                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           STOKELY USA, INC.
                           Registrant


Date                            /s/ Stephen W. Theobald
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date                            /s/ Peter P. Caputa
                           Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer
























                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           STOKELY USA, INC.
                           Registrant


Date
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date
                           Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer

Exhibit 27.1


Period Type                     3 Months
Period Year End                 March 31, 1998
Period End                      June 30, 1997
Cash                              2,228
Securities                            0
Receivables                      10,781
Allowances                          505
Inventory                        59,842
Current Assets                   73,396
PP&E                             74,343
Depreciation                     33,875
Total Assets                    116,541
Current Liabilities              39,329
Bonds                            68,188
Common                              572
Preferred Mandatory                   0
Preferred                             0
Other Stockholders Equity         5,507
Total Liability and Equity      116,541
Sales                            36,325
Total Revenues                   36,327
Cost of Goods Sold               30,091
Total Costs                      30,091
Other Expenses                        0
Loss Provision                        0
Interest Expense                  2,444
Income Pretax                    (2,756)
Income Tax Expense                    0
Incoming Continuing Operations   (2,756)
Discontinued Operation                0
Extraordinary Items                   0
Changes                               0
Net Income                       (2,756)
EPS - Primary                     (0.24)
EPS - Diluted                     (0.24)