Form 10-K/A
period 1997-03-31
STOKELY USA INC
filed 1997-10-14
CIK 777538

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



                                              Fiscal Year Ended March 31,
                                   1997                 1996                   1995
                              Net                   Net                    Net
                             Sales     Percent     Sales    Percent       Sales    Percent

                                               (Dollars in thousands)
Canned Vegetables:
  Corn                      $  64,800     35.0%  $ 64,200     31.1%     $ 67,500     29.2%
  Green beans                  30,800     16.7     36,000     17.5        40,000     17.3
  Peas                         20,400     11.0     22,600     11.0        20,500      8.9
  Root crops                   17,900      9.7     17,000      8.2        13,800      6.0
  Other                        24,000     13.0     28,400     13.8        33,300     14.3
 Total canned vegetables      157,900     85.4    168,200     81.6       175,100     75.7

Frozen Vegetables:
  Corn                         12,700      6.9     13,900      6.7        22,200      9.6
  Peas                          4,900      2.6      5,800      2.8        11,100      4.8
  Other                         9,400      5.1     18,400      8.9        23,000      9.9
 Total frozen vegetables       27,000     14.6     38,100     18.4        56,300     24.3

Total canned and frozen
 vegetables                  $184,900    100.0%  $206,300    100.0%     $231,400    100.0%
                             ========    ======  ========    ======     ========    ======


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

                                           Fiscal Year Ended March 31,
                                  1997                  1996                   1995
                              Net                     Net                   Net
                            Sales      Percent      Sales   Percent       Sales    Percent
                                                (Dollars in thousands)
Private label <F1>          $ 85,500     46.3%     $ 80,300   38.9%      $ 77,600    33.6%
Brand label                   36,300     19.6        49,300   23.9         53,300    23.0
Foodservice <F2>              36,100     19.5        38,600   18.7         44,200    19.1
Frozen                        27,000     14.6        38,100   18.5         56,300    24.3

Total                       $184,900    100.0%     $206,300  100.0%      $231,400   100.0%
                            ========    ======     ========  ======      ========   ======

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

ITEM 2.  PROPERTIES

Stokely's principal facilities, all of which are owned except for the corporate headquarters which is leased, are described below:


                          Plant and
Location                Warehouse Size           Principal Products

Canned Vegetable Production (Sq. ft.)
 and Distribution:
Ackley, Iowa
199,000Whole kernel corn;
canned dry pack beans
Cobb, Wisconsin
 65,000Warehouse
DeForest, Wisconsin
538,000Warehouse and
distribution center;
field department office
Hoopeston, Illinois
240,000Pumpkin; warehouse and
distribution center
Pickett, Wisconsin
145,000Peas; whole kernel corn
Poynette, Wisconsin
345,000Green and wax beans;
warehouse and
distribution center
Scottville, Michigan
238,000Green, shellie and
romano beans
Sun Prairie, Wisconsin
108,000Peas; peas and carrots;
whole kernel corn; cream
style corn
Waunakee, Wisconsin
181,000Peas; peas and carrots;
whole kernel corn;
beets; carrots;
potatoes; mix vegetables
Corporate Headquarters:

Oconomowoc, Wisconsin

 24,000

General Offices
Closed Facilities Held for Sale <F1>
Vegetable Production:

Green Bay, Wisconsin
 76,000
Merrill, Wiscosnin
 56,000
Wells, Minnesota
103,000
<F1>   These facilities were closed during fiscal 1996 and 1997 as part of the Company's restructuring plans.

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
                                        Stokely USA, Inc. 1983-89

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

                                                  Years ended March 31,
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

On May 21, 1996, the Company entered into a revolving credit agreement with a commercial lender which provides for borrowings up to $70 million. The agreement provides for an expanded collateral borrowing base, lower interest rates and less restrictive financial and operating covenants than the former agreement. Maximum revolving credit borrowings projected for fiscal 1998 are approximately $60 million. For a more detailed description, see Note D of Notes to Consolidated Financial Statements.

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

Subsequent Events and Liquidity

The Company recorded a net loss of $2.8 million (unaudited) in its fiscal quarter ended June 30, 1997. Abnormally low selling prices that prevailed during the first quarter have not abated. Current selling prices remain below year-ago levels, historical averages and levels anticipated at the beginning of the fiscal year by management based on industry planting intentions reported by USDA in April 1997, which indicated significant reductions in plantings from prior years.

As a result, the Company anticipates a slightly larger loss in its second quarter ended September 30, 1997 than in its first quarter. Subsequent to June 30, 1997, the Company is in violation of certain covenants applicable to the Senior Notes due January 2000 and its Industrial Development Revenue Bonds. The Company has not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the covenant violations. Should current market conditions continue, the Company's anticipated negative cash flow and working capital positions will seriously affect the Company's liquidity in the upcoming quarters. Stokely's deteriorating operating results and financial condition and anticipated liquidity problems are of sufficient severity and magnitude that it will be unable to continue normal operations for an extended period absent a sales transaction.

The Company entered into an Agreement and Plan of Reorganization, dated as of September 17, 1997 (the "Merger Agreement") with Chiquita Brands International, Inc. ("Chiquita") and Chiquita Acquisition Corp.
("Acquisition Subsidiary").

In the merger: (i) the Acquisition Subsidiary will be merged with and into Stokely, and Stokely will be the surviving corporation and become a direct, wholly-owned subsidiary of Chiquita and (ii) outstanding shares of Stokely Common Stock will be converted into shares of Chiquita Common Stock. Each outstanding share of Stokely Common Stock will be converted into the right to receive a fractional share of Chiquita Common Stock having a value of $1.00. The size of the fractional amount will be based on the average closing price of Chiquita's Common Stock on the New York Stock Exchange over the 15 days preceeding the Merger. The number of whole shares of Chiquita Common Stock to be received by each Stokely shareholder will depend on the number of shares of Stokely Common Stock held by the shareholder. No fractional shares of Chiquita Common Stock will be issued and cash will be paid in lieu of fractional shares. Additionally, in connection with the merger: (i) certain holders of $31.8 million principal amount of Stokely debt have agreed to exchange that indebtedness for shares of Chiquita Common Stock; (ii) certain Stokely suppliers have agreed to forgive $1.0 million in accounts receivable; and (iii) it is a condition to closing that Stokely's revolving credit lender will agree to leave in place at least $20 million of outstanding revolving credit indebtedness. Completion of the transaction is subject to obtaining necessary regulatory approvals and Stokely shareholder approval and various other closing conditions.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable until after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Stokely USA, Inc.:

We have audited the accompanying consolidated balance sheets of Stokely USA, Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders'equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stokely USA, Inc. and subsidiaries as of March 31,1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have not audited any financial statements of the Company for any period subsequent to March 31, 1997. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, however, as discussed in Note L to the consolidated financial statements, due to continued deteriorating financial conditions, subsequent to June 30, 1997, the Company was not in compliance with certain of its loan covenant requirements related to its senior note agreements and its industrial development revenue bonds. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche, LLP
Milwaukee, Wisconsin
June 19, 1997
(October 10, 1997 as to Note L)
Stokely USA, Inc. and Subsidiaries
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



See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

                                                                                Foreign
                                     Additional                                 Currency
                     Common Stock       Paid-In   Retained   Treasury Stock     Translation
                  Shares     Amount     Capital   Earnings   Shares     Amount  Adjustment

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




See Notes to Consolidated Financial Statements.

Stokely USA, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                              Years ended March 31,
(Dollars in thousands)                       1997         1996      1995

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in short-term debt (net)         $(11,836)     $   596   $ 1,299
 (Payments) borrowings of long-term deb   (14,255)      11,347    (3,273)
 Payments of deferred debt
  issuance costs                           (1,081)        (903)     (229)
 Issuance of common stock                     155           10    25,168
 Exercise of stock options                      -            -         -

Net cash (used in) provided by
  financing activities                    (27,017)      11,050    22,965

Net increase (decrease) in cash
  and cash equivalents                        883         (400)   (1,721)
Cash and cash equivalents,
  beginning of year                           777        1,177     2,898

CASH AND CASH EQUIVALENTS,
  END OF YEAR                             $ 1,660      $   777    $ 1,177




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

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been reflected in the financial statements. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased by $442,000, or $.04 per share and 83,000 or $.01 per share, for 1997 and 1996, respectively. The weighted average fair value of the options granted during 1997 and 1996 was estimated as $1.83 and $2.22 respectively, on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions: volatility of 125.7% and 80.7%, for 1997 and 1996 respectively, risk-free interest rate of 6.3% for both 1997 and 1996, and an expected term of approximately two years for both 1997 and 1996.

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



Note L
Subsequent Events

The Company recorded a net loss of $2.8 million (unaudited) in its fiscal quarter ended June 30, 1997. Abnormally low selling prices that prevailed during the first quarter have not abated. Current selling prices remain below year-ago levels, historical averages and levels anticipated at the beginning of the fiscal year by management based on industry planting intentions reported by USDA in April 1997, which indicated significant reductions in plantings from prior years.

As a result, the Company anticipates a slightly larger loss in its second quarter ended September 30, 1997 than in its first quarter. Subsequent to June 30, 1997, the Company is in violation of certain covenants applicable to the Senior Notes due January 2000 and its Industrial Development Revenue Bonds. The Company has not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the covenant violations. Should current market conditions continue, the Company's anticipated negative cash flow and working capital positions will seriously affect the Company's liquidity in the upcoming quarters. Stokely's deteriorating operating results and financial condition and anticipated liquidity problems are of sufficient severity and magnitude that it will be unable to continue normal operations for an extended period absent a sales transaction.

The Company entered into an Agreement and Plan of Reorganization, dated as of September 17, 1997 (the "Merger Agreement") with Chiquita Brands International, Inc. ("Chiquita") and Chiquita Acquisition Corp.
("Acquisition Subsidiary").

In the merger: (i) the Acquisition Subsidiary will be merged with and into Stokely, and Stokely will be the surviving corporation and become a direct, wholly-owned subsidiary of Chiquita and (ii) outstanding shares of Stokely Common Stock will be converted into shares of Chiquita Common Stock. Each outstanding share of Stokely Common Stock will be converted into the right to receive a fractional share of Chiquita Common Stock having a value of $1.00. The size of the fractional amount will be based on the average closing price of Chiquita's Common Stock on the New York Stock Exchange over the 15 days preceeding the Merger. The number of whole shares of Chiquita Common Stock to be received by each Stokely shareholder will depend on the number of shares of Stokely Common Stock held by the shareholder. No fractional shares of Chiquita Common Stock will be issued and cash will be paid in lieu of fractional shares. Additionally, in connection with the merger: (i) certain holders of $31.8 million principal amount of Stokely debt have agreed to exchange that indebtedness for shares of Chiquita Common Stock; (ii) certain Stokely suppliers have agreed to forgive $1.0 million in accounts receivable; and
(iii) it is a condition to closing that Stokely's revolving credit lender will agree to leave in place at least $20 million of outstanding revolving credit indebtedness. Completion of the transaction is subject to obtaining necessary regulatory approvals and Stokely shareholder approval and various other closing conditions.

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


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included in the Company's Form 10-K/A previously filed on July 29, 1997 with the Securities and Exchange Commission.

Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included in the Company's Form 10-K/A previously filed on July 29, 1997 with the Securities and Exchange Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included in the Company's Form 10-K/A previously filed on July 29, 1997 with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included in the Company's Form 10-K/A previously filed on July 29, 1997 with the Securities and Exchange Commission.

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

(c)   Exhibits

Exhibit listing attached.

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

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    Years Ended March 31, 1997, 1996 and 1995

                                               Description

                     Valuation Assets        Valuation Assets           Valuation Assets
                  Deducted from Assets-    Deducted from Assets-      Deducted from Assets-
                  Allowance for Losses    Restructuring Reserves:     Restructuring Reserves:
                    on Receivables        Discontinued Inventory   Property Held for Disposition


Balance
 March 31, 1994.....     $ 385,000             $3,000,000                  $ 3,926,000
Additions charged to
 costs and expenses.       139,000                      -                            -
Deductions..........       (72,000)<F1>        (2,333,000)                  (1,832,000)

Balance
 March 31, 1995.....       452,000                667,000                    2,094,000
Additions charged to
 costs and expenses.       124,000              6,750,000                            -
Deductions..........        (6,000)<F1>          (562,000)                  (2,094,000)

Balance
 March 31, 1996.....       570,000              6,855,000                            -
Additions charged to
 costs and expenses.       700,000                600,000                    9,550,000
Deductions..........      (762,000)<F1>        (7,007,000)                  (2,710,000)

 March 31, 1997.....     $ 508,000             $  448,000                  $ 6,840,000
                         =========             ==========                  ===========


<F1>  Uncollectible accounts written off, net of recoveries and reduction in bad debt reserve.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                         STOKELY USA, INC.
Date: October 14, 1997
                                         BY:
                                             Stephen W. Theobald
                                             President and Chief Executive
                                             Officer

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549




                                 EXHIBITS

                               FORM 10-K/A


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




                       Exhibits to Form 10-K/A for


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

10(ddd) Second Amendment to Loan Agreement with Port of Walla Walla
        Corporation (see Exhibit 10 (j)), dated February 1, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee
        (16).

10(eee) Second Amendment to Loan Agreement with the City of Green Bay,
        Wisconsin (see Exhibit 10(a)), dated February 1, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee(1).

10(fff) First Amendment to Indenture with the City of Ackley, Iowa
        (see Exhibit 10(f)), dated March 31, 1997, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(1).

10(ggg) Second Amendment to Loan Agreement with the City of Ackley,
        Iowa (see Exhibit 10 (f)), dated March 31, 1997, between
        Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee
        (16).

10(hhh) First Amendment to Indenture with the Village of Poynette,
        Wisconsin (see Exhibit 10(d)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee(1).

10(iii) Second Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(d)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee
        (16).

10(jjj) First Amendment to Indenture with the Village of Waunakee,
        Wisconsin (see Exhibit 10(e)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee(1).

10(kkk) Second Amendment to Loan Agreement with the Village of
        Waunakee, Wisconsin (see Exhibit 10(e)), dated March 31, 1997, between Stokely USA, Inc. and The Bank of New York, as trustee
        (16).

10(lll) First Amendment to Indenture with the Village of Poynette,
        Wisconsin (see Exhibit 10(f)), dated March 31, 1997, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee
        (16).

10(mmm) Second Amendment to Loan Agreement with the Village of
        Poynette, Wisconsin (see Exhibit 10(b)), dated March 31, 1997, between Stokely USA, Inc. and Norwest Bank Minnesota, N.A., as trustee(16).


10(nnn) Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Peter P. Caputa dated March 17, 1997
        (16).

10(ooo) Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and John R. McCormick dated October 16, 1992
        (16).

10(ppp) Change of Control Contingent Employment Agreement between
        Stokely USA, Inc. and Jack R. McDowell dated February 11,
        1997(16).

10(qqq) Severance Agreement between Stokely USA, Inc. and Vernon L.
        Wiersma dated May 29, 1996 (16).

21.1    Subsidiaries of the Registrant(16).

23.1    Consent of Deloitte & Touche LLP(1).

24.1    Powers of Attorney for certain officers and directors(12).

27.1    Financial Data Schedule(16).



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

(15)    Incorporated by reference to exhibits filed with Registrant's
        Form 10-Q for the three months ended June 30, 1996.
(16) Incorporated by reference to exhibits filed with Registrant's Form 10-K for the year ended March 31, 1997.


EXHIBIT 23.1





INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-18801 and Registration Statement No. 33-60911 of Stokely USA,
Inc. and subsidiaries, on Form S-8 of our report dated June 19, 1997 (October 10, 1997 as to Note L) appearing in the Annual Report on Form 10-K/A of Stokely USA, Inc. and subsidiaries for the year ended March 31, 1997.







DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
June 19, 1997
(October 10, 1997 as to Note L)