Form 10-Q/A
period 1997-06-30
STOKELY USA INC
filed 1997-10-23
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q/A

                              Amendment No. 1

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


                                 INDEX

                                                             PAGE NO.


PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -              3-4
          June 30, 1997, June 30, 1996 and
          March 31, 1997

          Consolidated Condensed Statements of                   5
          Operations - Three Months Ended
          June 30, 1997 and 1996

          Consolidated Condensed Statements of                   6
          Cash Flow - Three Months Ended
          June 30, 1997 and 1996

          Notes to Consolidated Condensed Financial            7-9
          Statements

          Item 2.  Management's Discussion and Analysis      10-16
                   of Financial Condition and Results
                   of Operations

          Item 3.  Quantitative and Qualitative Disclosure      16
                   About Market Risk

PART II.  Other Information

          Item 1.  Legal Proceedings                            17

          Item 2.  Changes in Securities                        17

          Item 3.  Default Upon Senior Securities               17

          Item 4.  Submission of Matters to a Vote of           17
                   Security Holders

          Item 5.  Other Information                            17

          Item 6.  Exhibits and Reports on Form 8-K             17

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

                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in thousands)


                                    June 30,      June 30,     March 31,
                                     1997          1996          1997
                                  (unaudited)   (unaudited)     (note)

LIABILITIES & STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
   Notes payable                    $31,637      $13,996      $ 15,551
   Accounts payable                  27,201       14,559        29,311
   Current maturities on long-
     term debt                        2,584       15,150         2,584
   Other current liabilities          3,407        5,934         3,466
                                    --------     --------     ---------
      Total Current Liabilities      64,829       49,639        50,912


LONG-TERM DEBT, less current
     maturities                      42,688       77,230        68,041


OTHER LIABILITIES                     2,945        3,210         2,982


STOCKHOLDERS' EQUITY:
   Capital stock                        572          572           572
   Additional paid-in capital        43,521       43,628        43,593
   Retained earnings                (37,749)     (18,334)      (34,993)
   Treasury stock at cost              (285)        (461)         (373)
   Cumulative translation adjustments    20                          8
                                   ---------    ---------     ---------
      Total Stockholder's Equity      6,079       25,405         8,807
                                   ---------    ---------     ---------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY         $116,541     $155,484      $130,742
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

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                    1997          1996

Net cash provided by operating activities         $10,568       $ 7,262
                                                  --------      --------

Cash flows from investing activities:
  Purchases of property, plant and equipment       (1,232)         (521)
  Proceeds from Disposals of property plant
    and equipment                                     530
  Increase (decrease) in other assets - net           315          (110)
                                                  --------       -------

Net cash used in investing activities                (387)         (631)
                                                  --------       -------
Cash flows from financing activities:
  Net payments of short-term debt                  (9,414)       (5,891)
  Payments of long-term debt                          147            --
  Payment of deferred debt issuance costs            (362)         (729)
  Capital stock transactions - net                     16           102
                                                  --------      --------

Net cash used in financing activities              (9,613)       (6,518)
                                                  --------      --------

Net increase in cash and
  cash equivalents                                    568           113
Cash and cash equivalents at beginning
  of period                                         1,660           777
                                                  --------      --------

Cash and cash equivalents at end of period        $ 2,228       $   890
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

The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1997, included in the Company's Form 10-K/A filed on October 14, 1997 with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements of the Company's Form 10-K/A filed on October 14, 1997 for the year ended March 31, 1997.

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

3. A nonrecurring charge of $13,529,000 was recognized during the first six months of fiscal 1997 as discussed in the Company's Annual Report on Form 10-K/A filed on October 14, 1997 with the Securities and Exchange Commission. Reserves utilized during the quarter ended June 30, 1997 are as follows (in thousands):

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


4. The Company recorded a net loss of $2.8 million in its fiscal quarter ended June 30, 1997 largely due to abnormally low selling prices. The abnormally low selling prices that prevailed during the first quarter have not abated. Current selling prices remain below year-ago levels, historical averages and levels anticipated at the beginning of the fiscal year by management based on industry planting intentions reported by USDA in April 1997, which indicated significant reductions in plantings from prior years. As a result, the Company anticipates a slightly larger loss in its second quarter ended September 30, 1997 than in its first quarter. Should current market conditions continue, the Company's anticipated negative cash flow and working capital positions will seriously affect the Company's liquidity in the upcoming quarters. Stokely's deteriorating operating results and financial condition and anticipated liquidity problems are of sufficient severity and magnitude that it will be unable to continue normal operations for an extended period absent a sale of the Company.

The Company entered into an Agreement and Plan of Reorganization, dated as of September 17, 1997 (the "Merger Agreement") with Chiquita Brands International, Inc. ("Chiquita") and Chiquita Acquisition Corp.
("Acquisition Subsidiary").

In the merger: (i) the Acquisition Subsidiary will be merged with and into Stokely, and Stokely will be the surviving corporation and become a direct, wholly-owned subsidiary of Chiquita and (ii) outstanding shares of Stokely Common Stock will be converted into shares of Chiquita Common Stock. Each outstanding share of Stokely Common Stock will be converted into the right to receive a fractional share of Chiquita Common Stock having a value of $1.00. The size of the fractional amount will be based on the average closing price of Chiquita's Common Stock on the New York Stock Exchange over the 15 trading days preceding the Merger. The number of whole shares of Chiquita Common Stock to be received by each Stokely shareholder will depend on the number of shares of Stokely Common Stock held by the shareholder. No fractional shares of Chiquita Common Stock will be issued and cash will be paid in lieu of fractional shares. Additionally, in connection with the merger: (i) certain holders of $31.8 million in principal amount of Stokely debt have agreed to exchange that indebtedness for shares of Chiquita Common Stock; (ii) certain Stokely suppliers have agreed to forgive $1.0 million in accounts receivable; and (iii) it is a condition to closing that Stokely's revolving credit lender will agree to leave in place at least $20 million of outstanding revolving credit indebtedness. Completion of the transaction is subject to obtaining necessary regulatory approvals and Stokely shareholder approval and various other closing conditions.

Commencing in May 1997, the Company is in violation of certain covenants applicable to the Senior Notes due January 2000 (which constitutes an event of default) and certain of its Industrial Development Revenue Bonds. Through October 23, 1997, the Company has not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the events of default or the covenant violations. Furthermore, the Senior Noteholders and the holders of the Industrial Development Revenue Bonds in which there are covenant violations signed a Debt-holder Agreement dated September 16, 1997, whereby they agreed to exchange the outstanding debt for shares of Chiquita Common Stock in the proposed Merger. On the basis of this action, the Company believes that these debt holders will not accelerate the maturity date of their obligations, unless the Merger is not consummated.
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's operations during the periods included in the accompanying (unaudited) consolidated condensed statements of operations and balance sheets.

The discussion in this Form 10-Q/A includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations, financial condition and business of Stokely. Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 17A of the Securities Act of 1933. Stokely cautions readers that such "forward-looking statements", including without limitation, those relating to Stokely's future business prospects, revenues, working capital, liquidity, capital needs and interest costs, wherever they occur in this document or in other statements attributable to Stokely, are necessarily estimates reflecting the best judgement of Stokely's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements". Factors which could cause future results to differ from these expectations include the following: general economic conditions; vegetable processing industry conditions and price and volume fluctuations; competitive pressures and pricing pressures; inventory risks; supply-related risks; demand-related risks; third party lender actions; and results of Company-specific cost containment and profit enhancement initiatives. Additional factors are described in the Company's other reports filed with the Securities and Exchange Commission. The words "estimate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These "forward-looking statements" can be found at various places throughout this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Stokely does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company's completion of its restructuring initiatives and realization of the benefits has been hampered by the extremely depressed market conditions that currently prevail in the canned processed vegetable markets. Despite the progress made in implementation of the restructuring, the Company is not able to operate profitably under current market conditions. The Company anticipates continuation of the significant margin pressure that currently exists through at least the second quarter. The Company is not in compliance with its current ratio covenant as of May 1997 and anticipates it will be in violation of certain other covenants contained in its Senior Notes (which constitute and will constitute an event of default) and its Industrial Development Revenue Bonds prior to the end of the second fiscal quarter. Through October 23, 1997, the Company has not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the events of default or the covenant violations. The significant margin pressure that currently exists also reduces the Company's borrowing availability, and adversely affects its liquidity.


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


Cash Flows from Financing Activities

Cash used in financing activities during the three months ended June 30, 1997 totaled $9.6 million, and represents primarily decreases in revolving credit obligations through the use of cash flow generated from the seasonal reduction in inventories. At June 30, 1997 the Company had $31.6 million of borrowings under its revolving credit facility, all of which was classified as short term as the revolving credit loans mature on May 20, 1998. The Company had approximately $4.5 million of availability to borrow under its revolving credit facility at June 30, 1997. Absent any significant improvement in current market conditions, the Company will need to enter into a business combination or obtain additional debt or equity financing to address it's longer-term liquidity position. Canned vegetable processing is a relatively fragmented industry that serves an increasingly concentrated customer base and is supplied by increasingly concentrated key vendors. The Company continues to believe that the industry participants, including the Company, are going to have to combine, or work cooperatively through joint ventures or other strategic alliance vehicles to offset the effects of unequal concentration relative to the customer and supplier bases.

Subsequent Events and Liquidity

The Company recorded a net loss of $2.8 million in its fiscal quarter ended June 30, 1997 largely due to abnormally low selling prices. The abnormally low selling prices that prevailed during the first quarter have not abated. Current selling prices remain below year-ago levels, historical averages and levels anticipated at the beginning of the fiscal year by management based on industry planting intentions reported by USDA in April 1997, which indicated significant reductions in plantings from prior years. As a result, the Company anticipates a slightly larger loss in its second quarter ended September 30, 1997 than in its first quarter. Should current market conditions continue, the Company's anticipated negative cash flow and working capital positions will seriously affect the Company's liquidity in the upcoming quarters. Stokely's deteriorating operating results and financial condition and anticipated liquidity problems are of sufficient severity and magnitude that it will be unable to continue normal operations for an extended period absent a sale of the Company.

The Company entered into an Agreement and Plan of Reorganization, dated as of September 17, 1997 (the "Merger Agreement") with Chiquita Brands International, Inc. ("Chiquita") and Chiquita Acquisition Corp.
("Acquisition Subsidiary").

In the merger: (i) the Acquisition Subsidiary will be merged with and into Stokely, and Stokely will be the surviving corporation and become a direct, wholly-owned subsidiary of Chiquita and (ii) outstanding shares of Stokely Common Stock will be converted into shares of Chiquita Common Stock. Each outstanding share of Stokely Common Stock will be converted into the right to receive a fractional share of Chiquita Common Stock having a value of $1.00. The size of the fractional amount will be based on the average closing price of Chiquita's Common Stock on the New York Stock Exchange over the 15 trading days preceding the Merger. The number of whole shares of Chiquita Common Stock to be received by each Stokely shareholder will depend on the number of shares of Stokely Common Stock held by the shareholder. No fractional shares of Chiquita Common Stock will be issued and cash will be paid in lieu of fractional shares. Additionally, in connection with the merger: (i) certain holders of $31.8 million in principal amount of Stokely debt have agreed to exchange that indebtedness for shares of Chiquita Common Stock; (ii) certain Stokely suppliers have agreed to forgive $1.0 million in accounts receivable; and (iii) it is a condition to closing that Stokely's revolving credit lender will agree to leave in place at least $20 million of outstanding revolving credit indebtedness. Completion of the transaction is subject to obtaining necessary regulatory approvals and Stokely shareholder approval and various other closing conditions.

Commencing in May 1997, the Company is in violation of certain covenants applicable to the Senior Notes due January 2000 (which constitutes an event of default) and certain of its Industrial Development Revenue Bonds. Through October 23, 1997, the Company has not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the events of default or the covenant violations. Furthermore, the Senior Noteholders and the holders of the Industrial Development Revenue Bonds in which there are covenant violations signed a Debt-holder Agreement dated September 16, 1997, whereby they agreed to exchange the outstanding debt for shares of Chiquita Common Stock in the proposed Merger. On the basis of this action, the Company believes that these debt holders will not accelerate the maturity date of their obligations, unless the Merger is not consummated.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable until after June 15, 1998.

                      PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

The Company was not in compliance with the current ratio covenant contained in its Senior Notes due January 2000 (which constitutes an event of default) and certain of its Industrial Development Revenue Bonds as of the end of May, 1997 and anticipates it will be in violation of certain other covenants contained in its Senior Notes and Industrial Development Revenue Bonds prior to the end of the quarter ended September 30, 1997. Through October 23, 1997, the Company had not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the events of default or the covenant violations. Furthermore, the Senior Noteholders and the holders of the Industrial Development Revenue Bonds in which there are covenant violations at June 30, 1997 signed a Debt-holder Agreement dated September 16, 1997, whereby they agreed to exchange the outstanding debt for shares of Chiquita Common Stock in the proposed Merger. On the basis of this action, the Company believes that these debt holders will not accelerate the maturity date of their obligations, unless the Merger is not consummated.


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




                           STOKELY USA, INC.
                           Registrant


Date   October 23, 1997         /s/ Stephen W. Theobald
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date   October 23, 1997         /s/ Peter P. Caputa
                           Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer
























                            STOKELY USA, INC.



                               SIGNATURES
                               ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           STOKELY USA, INC.
                           Registrant


Date   October 23, 1997
                           Stephen W. Theobald
                           President and Chief Executive Officer


Date   October 23, 1997
                           Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer

Exhibit 27.1


Period Type                     3 Months
Period Year End                 March 31, 1998
Period End                      June 30, 1997
Cash                              2,228
Securities                            0
Receivables                      10,781
Allowances                          505
Inventory                        59,842
Current Assets                   73,396
PP&E                             74,343
Depreciation                     33,875
Total Assets                    116,541
Current Liabilities              64,829
Bonds                            42,688
Common                              572
Preferred Mandatory                   0
Preferred                             0
Other Stockholders Equity         5,507
Total Liability and Equity      116,541
Sales                            36,325
Total Revenues                   36,327
Cost of Goods Sold               30,091
Total Costs                      30,091
Other Expenses                        0
Loss Provision                        0
Interest Expense                  2,444
Income Pretax                    (2,756)
Income Tax Expense                    0
Incoming Continuing Operations   (2,756)
Discontinued Operation                0
Extraordinary Items                   0
Changes                               0
Net Income                       (2,756)
EPS - Primary                     (0.24)
EPS - Diluted                     (0.24)