Form 10-Q
period 1997-09-30
STOKELY USA INC
filed 1997-11-12
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1997    Commission File Number 0-13943
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


                           Yes   X       No
                               ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Class                                Outstanding at November 7, 1997
------------------------             --------------------------------
Common Stock,                        11,390,871 Shares
$.05 par value per share


                    STOKELY USA, INC. AND SUBSIDIARIES

                                 INDEX

                                                             PAGE NO.
                                                             --------

PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -
          September 30, 1997, September 30, 1996
          and March 31, 1997                                   3-4

          Consolidated Condensed Statements of
          Operations - Three and Six Months Ended
          September 30, 1997 and 1996                          5-6

          Consolidated Condensed Statements of
          Cash Flows - Six Months Ended
          September 30, 1997 and 1996                            7

          Notes to Consolidated Condensed Financial
          Statements                                          8-10

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                             11-19


          Item 3.  Quantitative and Qualitative
                   Disclosure About Market Risks                20


PART II.  Other Information

          Item 1.  Legal Proceedings                            21

          Item 2.  Changes in Securities                        21

          Item 3.  Default Upon Senior Securities               21

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                             21

          Item 5.  Other Information                            21

          Item 6.  Exhibits and Reports on Form 8-K             22

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 ---------------------------------------
                         (Dollars in thousands)


                                 September 30,  September 30,  March 31,
                                     1997           1996         1997
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents           $  1,515   $   1,880    $   1,660
  Accounts receivable, less
    allowance for losses of $393,
    $558 and $508, respectively         12,931      16,078       10,634
  Inventories: Finished goods           86,931     105,846       68,861
               Manufacturing supplies    4,538       3,933        4,924
  Prepaid expenses                         618       1,434          728
  Property held for disposition            132       5,025          537
                                      --------    --------     --------
    Total Current Assets               106,665     134,196       87,344


OTHER ASSETS:                            2,507       3,501        2,929
                                      --------    --------     --------

PROPERTY, PLANT & EQUIPMENT, at cost    74,734      71,018       73,112
  Less accumulated depreciation         35,109      30,723       32,643
                                      --------    --------     --------
                                        39,625      40,295       40,469
                                      --------    --------     --------

TOTAL ASSETS                          $148,797    $177,992     $130,742
                                      ========    ========    =========


See accompanying notes to consolidated condensed financial statements
(unaudited).

Note: The balance sheet at March 31, 1997 has been condensed from the audited financial statements at that date.





                   STOKELY USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                         (Dollars in thousands)

                                 September 30,  September 30,  March 31,
                                     1997           1996         1997
                                  (unaudited)    (unaudited)    (note)
                                 -------------  -------------  ---------

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES:
  Notes payable                     $  47,725     $ 19,541     $ 15,551
  Accounts payable                     45,017       52,941       29,311
  Current maturities on long-
    term debt                           5,174        9,650        2,584
  Other current liabilities             5,663        5,776        3,466
                                    ---------     ---------    ---------
                                      103,579       87,908       50,912
  Additional long-term debt
    classified as current              38,126       19,245
                                    ---------     ---------    ---------
     Total Current Liabilities        141,705      107,153       50,912

LONG-TERM DEBT, less current
    maturities                          2,100       55,951       68,041

OTHER LIABILITIES                       2,883        4,349        2,982


STOCKHOLDERS' EQUITY:
  Capital stock                           572          572          572
  Additional paid-in capital           43,508       43,596       43,593
  Accumulated deficit                 (41,675)     (33,245)     (34,993)
  Treasury stock at cost                 (271)        (380)        (373)
  Cumulative translation adjustments      (25)          (4)           8
                                    ---------     ---------    ---------
    Total Stockholder's Equity          2,109       10,539        8,807
                                    ---------     ---------    ---------

TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY             $148,797     $177,992     $130,742
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
                               (unaudited)



                                                     Three Months Ended
                                                        September 30,
                                                     1997         1996
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 37,684     $ 51,630
   Other                                                             27
                                                   --------     --------
      Total Revenues                                37,684       51,657


COST AND EXPENSES:
------------------

   Cost of products sold                            31,551       42,845
   Selling, general & administrative expenses        7,148        8,091
   Merger expenses                                     598
   Nonrecurring charges                                          13,096
   Interest                                          2,314        2,537
                                                   --------     --------
      Total Cost and Expenses                       41,611       66,569


LOSS BEFORE INCOME TAX                              (3,927)     (14,912)

INCOME TAXES
                                                   --------     --------

NET LOSS                                          $ (3,927)    $(14,912)
                                                  =========     ========

NET LOSS PER COMMON SHARE                            $(.34)      $(1.31)
                                                     ======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,389,506   11,363,989
                                                 ==========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).


                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)



                                                      Six Months Ended
                                                       September 30,
                                                     1997         1996
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 74,009     $ 93,973
   Other                                                 3           62
                                                   -------      -------
      Total Revenues                                74,012       94,035


COST AND EXPENSES:
------------------

   Cost of products sold                            61,641       80,011
   Selling, general & administrative expenses       13,697       14,460
   Merger expenses                                     598
   Nonrecurring charges                                          13,529
   Interest                                          4,758        5,210
                                                   -------      -------
      Total Cost and Expenses                       80,694      113,210


LOSS BEFORE INCOME TAX                              (6,682)     (19,175)

INCOME TAXES
                                                   --------     --------

NET LOSS                                          $ (6,682)    $(19,175)
                                                  =========     ========

NET LOSS PER COMMON SHARE                            $(.59)      $(1.69)
                                                     ======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,383,930   11,348,233
                                                 ==========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).


                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
                         (Dollars in thousands)
                               (Unaudited)


                                                    Six Months Ended
                                                      September 30,
                                                   1997         1996
                                                   ----         ----
Net cash (used in) provided by operating
  activities                                    $(5,970)     $  1,322
                                                ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment      (1,619)       (1,047)
  Proceeds from disposal of property, plant
    and equipment                                   538         9,215
  Decrease in other assets - net                    315           394
                                                ---------    ---------
Net cash (used in) provided by investing
    activities                                     (766)        8,562
                                                ---------    ---------
Cash flows from financing activities:
  Net borrowings under revolving credit
    facility                                      6,674         2,154
  Proceeds from (payments of) long-term
    debt                                            275       (10,034)
  Payment of deferred debt issuance costs          (375)       (1,052)
  Capital stock transactions - net                   17           151
                                                ---------    ---------
Net cash provided by (used in) financing
    activities                                    6,591        (8,781)
                                                ---------    ---------

Net (decrease) increase in cash and cash
    equivalents                                    (145)        1,103

Cash and cash equivalents at beginning
    of period                                     1,660           777
                                                ---------    ---------

Cash and cash equivalents at end of period      $ 1,515       $ 1,880
                                                =========    =========



See accompanying notes to consolidated condensed financial statements
(unaudited).


                    STOKELY USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly Stokely USA, Inc.'s consolidated condensed balance sheets as of September 30, 1997 and 1996, and March 31, 1997, the consolidated condensed statements of operations for the three and six month periods ended September 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six month periods then ended.

The results of operations for the three and six months ended
September 30, 1997 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred. The unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1997, included in the Company's Form 10-K (as amended) filed with the Securities and Exchange Commission.

The accounting policies followed by the Company are described in Note A of the financial statements of the Company's Form 10-K (as amended) for the year ended March 31, 1997.

2. Supplemental cash flow disclosures: Cash payments for interest were $3,626,000 and $5,236,000 for the six months ended September 30, 1997 and 1996, respectively. Net payments of income taxes were $20,000 and $28,000 for the six months ended September 30, 1997 and September 30, 1996 respectively.

3. A nonrecurring charge of $13,529,000 was recognized during the six months ended September 30, 1996 as discussed in the Company's Annual Report on Form 10-K (as amended) for the fiscal year ended March 31, 1997. Reserves utilized during the three months ended September 30, 1997 are as follows (in thousands):


                              Balance                       Balance
                                at           Reserves         at
                            June 30, 1997         Utilized  September 30, 1997

Property, plant and equipment
   write-downs                $6,965         $   10         $6,955
Severance costs                       379            163            216
Inventory write-downs                  48              0             48
Other costs                           199             45            154

Total                              $7,591         $  218         $7,373



4. The Company entered into an Agreement and Plan of Reorganization, dated as of September 17, 1997 (the "Merger Agreement") with Chiquita Brands International, Inc. ("Chiquita") and Chiquita Acquisition Corp. ("Acquisition Subsidiary").

In the merger: (i) the Acquisition Subsidiary will be merged with and into Stokely, and Stokely will be the surviving corporation and become a direct, wholly-owned subsidiary of Chiquita and (ii) outstanding shares of Stokely Common Stock will be converted into shares of Chiquita Common Stock. Each outstanding share of Stokely Common Stock will be converted into the right to receive a fractional share of Chiquita Common Stock having a value of $1.00. The size of the fractional amount will be based on the average closing price of Chiquita's Common Stock on the New York Stock Exchange over the 15 trading days preceding the Merger. The number of whole shares of Chiquita Common Stock to be received by each Stokely shareholder will depend on the number of shares of Stokely Common Stock held by the shareholder. No fractional shares of Chiquita Common Stock will be issued and cash will be paid in lieu of fractional shares. Additionally, in connection with the merger: (i) certain holders of $31.8 million principal amount of Stokely debt have agreed to exchange that indebtedness for shares of Chiquita Common Stock; (ii) certain Stokely suppliers have agreed to forgive $1.0 million in accounts receivable; and (iii) it is a condition to closing that Stokely's revolving credit lender will agree to leave in place at least $20 million of outstanding revolving credit indebtedness. Completion of the transaction is subject to obtaining Stokely shareholder approval and various other closing conditions.

Expenses incurred related to the merger totaled $598,000 through September 30, 1997, and consisted primarily of legal, consulting and financial advisor fees. Additional expenses in connection with the merger are expected to be incurred and paid during each of the next two fiscal quarters. There are also approximately $1.4 million of contingent expenses which would be expensed and paid upon the merger closing, the majority of which relate to fees payable to the Company's financial advisor.

Commencing in May 1997, the Company is in violation of certain covenants applicable to the Senior Notes due January 2000 (which constitutes an event of default) and certain of its Industrial Development Revenue Bonds. Commencing in July 1997, the Company also is in violation of certain covenants applicable to most of the other Industrial Development Revenue Bonds. As a result of these covenant violations, the Senior Notes due January 2000 and most of the Company's Industrial Development Revenue Bonds have been classified as "Additional long-term debt classified as current" on the September 30, 1997 balance sheet. Through November 7, 1997, the Company has not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the events of default or the covenant violations. Furthermore, the Senior Noteholders and the holders of certain Industrial Development Revenue Bonds signed a Debt-holder Agreement dated September 16, 1997 whereby they agreed to exchange their outstanding debt for shares of Chiquita Common Stock in the proposed Merger.

Should current market conditions continue, the Company's anticipated negative cash flow and working capital positions will seriously affect the Company's liquidity in the upcoming quarters. Stokely's deteriorating operating results and financial condition and anticipated liquidity problems are of sufficient severity and magnitude that it will be unable to continue normal operations for an extended period absent a sales transaction.
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's operations during the periods included in the accompanying (unaudited) consolidated condensed financial statements.

The discussion in this Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations, financial condition and business of Stokely. Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 17A of the Securities Act of 1933. Stokely cautions readers that such "forward-looking statements", including without limitation, those relating to Stokely's future business prospects, revenues, working capital, liquidity, capital needs and interest costs, wherever they occur in this document or in other statements attributable to Stokely, are necessarily estimates reflecting the best judgement of Stokely's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements". Factors which could cause future results to differ from these expectations include the following: general economic conditions; vegetable processing industry conditions and price and volume fluctuations; competitive pressures and pricing pressures; inventory risks; supply-related risks; demand-related risks; third party lender actions; and results of Company-specific cost containment and profit enhancement initiatives. Additional factors are described in the Company's other reports filed with the Securities and Exchange Commission. The words "estimate", "project", "intend", "expect" and similar expressions are intended to identify forward-looking statements. These "forward-looking statements" can be found at various places throughout this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Stokely does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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



























RESULTS OF OPERATIONS:

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net Sales

Net sales decreased $13.9 million, or 26.9%, to $37.7 million for the quarter ended September 30, 1997 compared to $51.6 million for the quarter ended September 30, 1996. The decrease in sales was due primarily to the elimination of frozen sales of $10.6 million as the Company completed its exit from the frozen vegetable business in fiscal 1997.

Total canned vegetable sales decreased $3.3 million, or 8.0%, to $37.7 million for the quarter ended September 30, 1997 compared to $41.0 million for the quarter ended September 30, 1996. The decrease in total canned vegetable sales was the result of a $3.7 million decrease in average selling prices offset in part by a $.4 million increase in sales volume. The abnormally low selling prices that prevailed during the first quarter of fiscal 1998 continued through the second quarter.


Cost of Products Sold

Cost of products sold decreased $11.2 million, or 26.2%, to $31.6 million for the quarter ended September 30, 1997 compared to $42.8 million for the quarter ended September 30, 1996. The decrease in cost of products sold was due primarily to the elimination of the frozen sales. Cost of products sold as a percent of sales was 83.7% for the quarter ended September 30, 1997 compared to 82.9% for the quarter ended September 30, 1996. The increase of .8% in cost of products sold as a percent of sales is due primarily to lower average selling prices for canned vegetable sales offset, in part, by the elimination of lower margin frozen sales resulting from the liquidation of frozen vegetables in fiscal 1997.


Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1.0 million to $7.1 million for the quarter ended September 30, 1997 compared to $8.1 million for the quarter ended September 30, 1996. This decrease is primarily the result of cost reduction initiatives taken as part of the Company's restructuring efforts.

Costs associated with the proposed merger of the Company with a wholly-owned subsidiary of Chiquita Brands International, Inc. as discussed in
Note 4 of Notes to Consolidated Condensed Financial Statements totaled $.6 million for the quarter ended September 30, 1997 and consisted primarily of legal, consulting and financial advisory fees.

Nonrecurring Charge

On September 10, 1996, the Company announced a major restructuring of its core canned vegetable business. This action was designed to improve operating margins in the Company's core canned vegetable business in order to achieve consistently profitable operating results. The margin improvement initiatives will be implemented through a combination of customer value analysis, production consolidation and related reductions in general and administrative areas. Six of the Company's nine processing facilities were affected by the consolidation moves with two being closed, two expanded and two down-sized. The consolidation moves will increase efficiency while new equipment in the expanded facilities will further enhance product quality.

The Company recorded a nonrecurring charge of $13.1 million in the quarter ended September 30, 1996 in connection with this restructuring. See Note 3 of Notes to Consolidated Condensed Financial Statements.


Interest Expense

Interest expense decreased $.2 million to $2.3 million for the quarter ended September 30, 1997 from $2.5 million for the quarter ended
September 30, 1996 due to lower average borrowing levels.


Net Loss

The net loss for the quarter ended September 30, 1997 was $3.9 million compared to a net loss of $14.9 million for the quarter ended
September 30, 1996. The decrease was primarily due to the nonrecurring charge of $13.1 million recorded in fiscal 1997. Excluding the nonrecurring charge, the loss for the quarter ended September 30, 1997 increased $2.1 million compared to the quarter ended September 30, 1996 due primarily to continued low selling prices for canned vegetable sales during the quarter ended September 30, 1997.

RESULTS OF OPERATIONS:

Six Months Ended September 30, 1997 Compared to Six Months Ended
September 30, 1996

Net Sales

Net sales decreased $20.0 million, or 21.3%, to $74.0 million for the six months ended September 30, 1997 compared to $94.0 million for the six months ended September 30, 1996. The decrease in sales was due primarily to the elimination of frozen sales of $21.9 million as the Company completed its exit from the frozen vegetable business in fiscal 1997.

Total canned vegetable sales increased $1.9 million, or 2.6%, to $74 million for the six months ended September 30, 1997 compared to $72.1 million for the six months ended September 30, 1996. The increase in total canned vegetable sales was the result of a $5.9 million increase in sales volume, offset in part by a $4.0 million decrease in average selling prices.


Cost of Products Sold

Cost of products sold decreased $18.4 million, or 23.0%, to $61.6 million for the six months ended September 30, 1997 from $80.0 million for the six months ended September 30, 1996. The decrease in cost of products sold was due primarily to elimination of the frozen sales volume. Cost of products sold as a percent of sales decreased to 83.3% for the six months ended September 30, 1997 compared to 85.1% for the six months ended September 30, 1996. The decrease of 1.8% in cost of products sold as a percent of sales is due primarily to elimination of lower margin frozen sales resulting from the liquidation of frozen vegetables in fiscal 1997 offset, in part, by lower average selling prices associated with canned vegetable sales in fiscal 1998.


Selling, General and Administrative Expense

Selling, general and administrative expense decreased $.8 million to $13.7 million for the six months ended September 30, 1997 from $14.5 million for the six months ended September 30, 1996. This decrease is primarily the result of cost reduction initiatives taken as part of the Company's restructuring efforts offset, in part, by increased selling and promotion expenses created by continued market pressures.

Costs associated with the proposed merger of the Company with a wholly-owned subsidiary of Chiquita Brands International, Inc. as discussed in
Note 4 of Notes to Consolidated Condensed Financial Statements totaled $.6 million for the six months ended September 30, 1997 and consisted primarily of legal, consulting and financial advisory fees.

Nonrecurring Charge

On September 10, 1996 the Company announced a major restructuring of its core canned vegetable business. This action was designed to substantially improve operating margins in the Company's core canned vegetable business in order to achieve consistently profitable operating results. The margin improvement initiatives will be implemented through a combination of customer value analysis, production consolidation and related reductions in general and administrative areas. Six of the Company's nine processing facilities were affected by the consolidation moves with two being closed, two expanded and two down-sized. The consolidation moves will increase efficiency while new equipment in the expanded facilities will further enhance product quality.

The Company recorded a nonrecurring charge of $13.5 million in the six months ended September 30, 1996 in connection with this restructuring. See Note 3 of Notes to Consolidated Condensed Financial Statements.


Interest Expense

Interest expense decreased $.4 million to $4.8 million for the six months ended September 30, 1997 from $5.2 million for the six months ended September 30, 1996 due to lower average borrowing levels.


Net Loss

The net loss for the six months ended September 30, 1997 was $6.7 million compared to a net loss of $19.2 million for the six months ended September 30, 1996. The reduced net loss was due to the nonrecurring charge of $13.5 million in fiscal 1997. Excluding the nonrecurring charge, the loss for the six months ended September 30, 1997 increased $1.0 million compared to the six months ended September 30, 1996 due primarily to continued low selling prices for canned vegetable sales for the six months ended September 30, 1997.



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

Abnormally low selling prices that prevailed during the first and second quarters of fiscal 1998 have not abated. Current selling prices remain below year-ago levels, historical averages and levels anticipated at the beginning of the fiscal year by management based on industry planting intentions reported by the United States Department of Agriculture ("USDA") in April 1997, which indicated significant reductions in planting from prior years. If current market conditions prevail for the balance of the fiscal year, the Board of Directors and management believe the Company will experience losses of similar magnitude in its third and fourth fiscal quarters. These losses are expected to continue to erode the Company's liquidity position and net worth.

The Company has a $70 million revolving credit facility with Congress Financial Corporation (Central) ("Congress") which expires in May 1998. The Congress facility represents the third credit facility the Company has operated under since 1992. The current revolving credit facility has fewer restrictive financial covenants, higher collateral advance rates and a larger total credit facility than the Company's two previous credit facilities. Given the Company's historical operating results and its more recent operating performance, it is uncertain whether the Company could successfully negotiate an extension of its current facility or replace it with a facility which provides comparable credit terms.

Scheduled principal payments on the Company's long-term debt total approximately $2.0 million each in its fiscal years 1997 and 1998. Scheduled principal payments on the Company's long-term debt for its fiscal year 1999 are approximately $7.5 million. There is substantial doubt regarding the Company's ability to meet these debt payments in fiscal 1999.

Stokely is subject to various state regulations in order to operate as a vegetable contractor in those states. Effective July 11, 1996, the Wisconsin Department of Agriculture, Trade and Consumer Protection ("WDA") amended its regulations governing when vegetable contractors are required to pay cash for raw products upon delivery, file security with the WDA, or file financial statements that meet minimum financial standards. The Company was required to file security of approximately $2.0 million on April 2, 1997, as it did not meet the minimum financial standards in the amended regulations. Accordingly, the Company posted a surety bond with the WDA to meet this security requirement. This security was required to be 25% of the estimated maximum liability expected to be owed to Wisconsin vegetable growers in the calendar year ended December 31, 1997. The security requirement increases to 50% for the calendar year ending December 31, 1998, and 75% thereafter for those companies not meeting the minimum financial standards. The Company currently anticipates that it will not meet the minimum financial standards in calendar 1998 and will be required to either pay cash upon delivery of raw products or file security of approximately $5.0 million in calendar 1998. The Company believes it would be extremely disadvantaged in obtaining grower contracts if it were to attempt to pay cash upon delivery of raw products and, as such, the Company estimates it would need to post security of approximately $5.0 million in calendar 1998. Because of the Company's operating performance, it is anticipated that the security to be posted in the calendar 1998 would be in the form of a letter of credit or a surety bond which would be fully supported by a letter of credit. In either case, the letter of credit would further reduce Stokely's borrowing availability and thus adversely affect Stokely's liquidity.


Cash Flows from Operating Activities

Cash flow used in operations during the six months ended September 30, 1997 totaled $6.0 million. Of the total cash used, changes in operating assets and liabilities used cash of $2.1 million, primarily due to increases in inventories of $17.7 million, partially offset by increases in accounts payable of $15.7 million. The increases in inventories and accounts payable reflect the seasonal increases resulting from the current year growing and harvesting season.

Expenses incurred related to the merger totaled $598,000 through September 30, 1997, and consisted primarily of legal, consulting and financial advisor fees. Additional expenses in connection with the merger are expected to be incurred and paid during each of the next two fiscal quarters. There are also approximately $1.4 million of contingent expenses which would be expensed and paid upon the consummation of the merger, the majority of which relate to fees payable to the Company's financial advisor.


Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended
September 30, 1997 was $.8 million. Purchases of property, plant and equipment totalled $1.6 million during the six months ended
September 30, 1997.


Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended September 30, 1997 totaled $6.6 million. At September 30, 1997 the Company had $47.7 million of borrowings under its revolving credit facility, all of which were classified as short term as the revolving credit loans mature on May 20, 1998.

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

Commencing in May 1997, the Company is in violation of certain covenants applicable to the Senior Notes due January 2000 (which constitutes an event of default) and certain of its Industrial Development Revenue Bonds. Commencing in July 1997, the Company also is in violation of certain covenants applicable to most of the other Industrial Development Revenue Bonds. As a result of these covenant violations, the Senior Notes due January 2000 and most of the Company's Industrial Development Revenue Bonds have been classified as "Additional long-term debt classified as current" on the September 30, 1997 balance sheet. Through November 7, 1997, the Company has not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the events of default or the covenant violations. Furthermore, the Senior Noteholders and the holders of certain Industrial Development Revenue Bonds signed a Debt-holder Agreement dated September 16, 1997 whereby they agreed to exchange their outstanding debt for shares of Chiquita Common Stock in the proposed Merger.

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



                 ITEM 3.  QUANTITATIVE AND QUALITATIVE
                     DISCLOSURE ABOUT MARKET RISKS


Not applicable until after June 15, 1998.
                      PART II.   OTHER INFORMATION



Item 1. Legal Proceedings

None


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

Commencing in May 1997, the Company was in violation of the current ratio covenant contained in its Senior Notes due January 2000 (which constitutes an event of default) and certain of its Industrial Development Revenue Bonds. At September 30, 1997, the Company is in violation of the current ratio covenant contained in its Senior Notes due January 2000 (which constitutes an event of default) and certain of the Industrial Development Revenue Bonds, and the net worth covenant contained in its Senior Notes due January 2000 (which constitutes an event of default) and most of the other Industrial Development Revenue Bonds. Through November 7, 1997, the Company had not been notified by any of its debt holders that they intend to accelerate the maturity date of their obligations as a result of the events of default or the covenant violations. The Senior Noteholders and holders of certain Industrial Development Revenue Bonds signed a Debt-holder Agreement dated September 16, 1997, whereby they agreed to exchange their outstanding debt for shares of Chiquita Common Stock in the proposed Merger.


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None








Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 2.1 - Letter agreement among Chiquita Brands International, Inc., Chiquita Acquisition Corp. and Stokely USA, Inc. relating to the interpretation of certain terms set forth in the Agreement and Plan of Reorganization dated as of September 17, 1997.

(b) Exhibit 27.1 - Financial Data Schedule

(c) Reports on Form 8-K

    The Company filed a report on Form 8-K dated September 17, 1997 regarding an Item 5 event that it had entered into an Agreement and Plan of Reorganization with Chiquita Brands International, Inc. and
        Chiquita Acquisition Corp.


                            STOKELY USA, INC.



                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                STOKELY USA, INC.
                                Registrant


November 11, 1997               /s/ Stephen W. Theobald
Date                            Stephen W. Theobald
                           President and Chief Executive Officer


November 11, 1997               /s/ Peter P. Caputa
Date                            Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer






























                            STOKELY USA, INC.



                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                STOKELY USA, INC.
                                Registrant


November 11, 1997
Date                            Stephen W. Theobald
                           President and Chief Executive Officer


November 11 , 1997
Date                            Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer

Exhibit 2.1



                                     October 21, 1997


Stokely USA, Inc.
1230 Corporate Center Drive
Oconomowoc, WI 53066-0248

 RE: Agreement and Plan of Reorganization dated as of September
     12, 1997 among Chiquita Brands International, Inc., Chiquita
     Acquisition Corp., and Stokely USA, Inc. (The "Agreement")

Dear Sirs:

 This letter acknowledges that, for purposes of Section 6.05 of the Agreement, the calculation of consolidated net loss will be made without reference to the following transaction costs related to the Merger (as defined in the Agreement): (I) any fees listed in Schedule 3.21 to the Agreement which are incurred by Stokely USA, Inc., and (ii) any expenses incurred by Stokely USA, Inc. which are described in Section 10.10 of the Agreement.

 Please acknowledge your agreement with this acknowledgment by signing below.

                                     CHIQUITA BRANDS INTERNATIONAL, INC.


                                     By:  Robert W. Olson
                                     Its: Senior Vice-President

                                     CHIQUITA ACQUISITION CORP.


                                     By:  J. John Gelp
                                     Its: Vice-President

ACKNOWLEDGED AND AGREED TO:

STOKELY USA, INC.


By: Stephen W. Theobald
Its: President and Chief Executive Officer

 Exhibit 27.1


 Period Type         6 Months
 Period Year End                         March 31, 1998
 Period End                          September 30, 1997
 Cash                   1,515
 Securities                 0
 Receivables           13,324
 Allowances               393
 Inventory                                       91,469
 Current Assets                                 106,665
 PP&E                  74,734
 Depreciation          35,109
 Total Assets         148,797
 Current Liabilities                            141,705
 Bonds                  2,100
 Common                                             572
 Preferred Mandatory                                  0
 Preferred                                            0
 Other Stockholders Equity                        1,537
 Total Liability and Equity                     148,797
 Sales                 74,009
 Total Revenues                                  74,012
 Cost of Goods Sold                              61,641
 Total Costs           61,641
 Other Expenses                                       0
 Loss Provision                                       0
 Interest Expense       4,758
 Income Pretax                              (6,682)
 Income Tax Expense                                   0
 Incoming Continuing Operations          (6,682)
 Discontinued Operation                               0
 Extraordinary Items                                  0
 Changes                                              0
 Net Income                            (6,682)
 EPS - Primary                                (.59)
 EPS - Diluted                                (.59)