Form 10-Q/A
period 1997-09-30
STOKELY USA INC
filed 1997-12-04
CIK 777538

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A

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
                               (unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                     1997         1996
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 37,684     $ 51,630
   Other                                                             27
                                                   --------     --------
      Total Revenues                                37,684       51,657


COST AND EXPENSES:
------------------

   Cost of products sold                            31,551       43,445
   Selling, general & administrative expenses        7,148        8,091
   Merger expenses                                     598
   Nonrecurring charges                                          12,496
   Interest                                          2,314        2,537
                                                   --------     --------
      Total Cost and Expenses                       41,611       66,569


LOSS BEFORE INCOME TAX                              (3,927)     (14,912)

INCOME TAXES
                                                   --------     --------

NET LOSS                                          $ (3,927)    $(14,912)
                                                  =========     ========

NET LOSS PER COMMON SHARE                            $(.34)      $(1.31)
                                                     ======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,389,506   11,363,989
                                                 ==========   ==========


See accompanying notes to consolidated condensed financial statements
(unaudited).

                   STOKELY USA, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             -----------------------------------------------
             (Dollars in thousands except per share amounts)
                               (unaudited)


                                                      Six Months Ended
                                                       September 30,
                                                     1997         1996
                                                     ----         ----
REVENUES:
---------

   Net Sales                                      $ 74,009     $ 93,973
   Other                                                 3           62
                                                   -------      -------
      Total Revenues                                74,012       94,035


COST AND EXPENSES:
------------------

   Cost of products sold                            61,641       80,611
   Selling, general & administrative expenses       13,697       14,460
   Merger expenses                                     598
   Nonrecurring charges                                          12,929
   Interest                                          4,758        5,210
                                                   -------      -------
      Total Cost and Expenses                       80,694      113,210


LOSS BEFORE INCOME TAX                              (6,682)     (19,175)

INCOME TAXES
                                                   --------     --------

NET LOSS                                          $ (6,682)    $(19,175)
                                                  =========     ========

NET LOSS PER COMMON SHARE                            $(.59)      $(1.69)
                                                     ======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING              11,383,930   11,348,233
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

The accounting policies followed by the Company are described in Note A of the financial statements of the Company's Form 10-K (as amended) for the year ended March 31, 1997. Certain amounts have been reclassified to conform to the current year presentation.

2. Supplemental cash flow disclosures: Cash payments for interest were $3,626,000 and $5,236,000 for the six months ended September 30, 1997 and 1996, respectively. Net payments of income taxes were $20,000 and $28,000 for the six months ended September 30, 1997 and September 30, 1996 respectively.

3. A nonrecurring charge of $13,529,000 (of which $600,000 related to inventory write-downs was included in cost of products sold) was recognized during the six months ended September 30, 1996 as discussed in the Company's Annual Report on Form 10-K (as amended) for the fiscal year ended March 31, 1997. Reserves utilized during the three months ended September 30, 1997 are as follows (in thousands):


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

Cost of Products Sold

Cost of products sold decreased $11.8 million, or 27.2%, to $31.6 million for the quarter ended September 30, 1997 compared to $43.4 million for the quarter ended September 30, 1996. The decrease in cost of products sold was due primarily to the elimination of the frozen sales. Cost of products sold as a percent of sales was 83.7% for the quarter ended September 30, 1997 compared to 84.1% for the quarter ended September 30, 1996. The decrease of .4% in cost of products sold as a percent of sales is due primarily to the elimination of lower margin frozen sales resulting from the liquidation of frozen vegetables in fiscal 1997 and $.6 million of write-downs of inventory recorded in fiscal 1997 offset, in part, by lower average selling prices for canned vegetable sales in fiscal 1998.

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

The Company recorded a nonrecurring charge of $13.1 million in the quarter ended September 30, 1996 in connection with this restructuring. $.6 million of the nonrecurring charge related to inventory write-downs was included in cost of products sold. See also Note 3 of Notes to Consolidated Condensed Financial Statements.


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


Cost of Products Sold

Cost of products sold decreased $19.0 million, or 23.6%, to $61.6 million for the six months ended September 30, 1997 from $80.6 million for the six months ended September 30, 1996. The decrease in cost of products sold was due primarily to elimination of the frozen sales volume. Cost of products sold as a percent of sales decreased to 83.3% for the six months ended September 30, 1997 compared to 85.8% for the six months ended September 30, 1996. The decrease of 2.5% in cost of products sold as a percent of sales is due primarily to elimination of lower margin frozen sales resulting from the liquidation of frozen vegetables in fiscal 1997 offset, in part, by lower average selling prices associated with canned vegetable sales in fiscal 1998.


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

The Company recorded a nonrecurring charge of $13.5 million in the six months ended September 30, 1996 in connection with this restructuring. $.6 million of the nonrecurring charge related to inventory write-downs was included in cost of products sold. See also Note 3 of Notes to Consolidated Condensed Financial Statements.


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




                                STOKELY USA, INC.
                                Registrant


December 4, 1997                 /s/ Stephen W. Theobald
Date                            Stephen W. Theobald
                           President and Chief Executive Officer


December 4, 1997                 /s/ Peter P. Caputa
Date                            Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer






























                            STOKELY USA, INC.



                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                STOKELY USA, INC.
                                Registrant


December 4, 1997
Date                            Stephen W. Theobald
                           President and Chief Executive Officer


December 4, 1997
Date                            Peter P. Caputa
                           Senior Vice President
                           Chief Financial Officer

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